Form 10QSB
period 2007-08-31
Premier Nursing Products Corp.
filed 2007-09-26
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly report ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________


                       Commission file number: 333-145469


                      PREMIER NURSING PRODUCTS CORPORATION
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)


                     FLORIDA                              20-8724818
                     -------                              ----------
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)             Identification No.)


                     8990 WEMBLEY COURT, SARASOTA, FL 34238
                     --------------------------------------
                    (Address of principal executive offices)


                                 (941) 966-6955
                                 --------------
                           (Issuer's telephone number)


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 common shares outstanding as of August 31, 2007.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                                   FORM 10-QSB
                                 AUGUST 31, 2007
                                   (unaudited)

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements .......................................     3

     Report of Independent Registered Public Accounting Firm .............     3

     Balance Sheet August 31, 2007 (Unaudited) ...........................     4

     Statements of Operations For the Three Months Ended August 31, 2007 .     5

     Statements of Stockholders' Equity (Deficiency) as of August 31, 2007     6

     Statements of Cash Flows For the Three Months Ended August 31, 2007 .     7

     Notes to Consolidated Financial Statements ..........................  8-11

     Item 2 - Management Discussion and Analysis or Plan of Operation .... 12-13

     Item 3 - Controls and Procedures ....................................    13

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..........................................    13

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     13

     Item 3 - Default Upon Senior Securities .............................    13

     Item 4 - Submission of Matters to a Vote of Security Holders ........    13

     Item 5 - Other Information ..........................................    14

     Item 6 - Exhibits ...................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Premier Nursing Products Corp.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Premier Nursing Products Corp. as of August 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Premier Nursing Products Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
September 24, 2007

             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7499 Fax: (702)253-7501

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                      AUGUST 31,
                                                                         2007
                                                                     (UNAUDITED)
                                                                     -----------

CURRENT ASSETS
  Cash and cash equivalents .....................................      $ 5,191
    Total current assets ........................................        5,191
                                                                       -------

                                                                       -------
TOTAL ASSETS ....................................................      $ 5,191
                                                                       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
                                                                       -------
    Total liabilities ...........................................            -
                                                                       -------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
  Authorized:
    100,000,000 common shares, $0.001 par value
  Issued and outstanding shares:
    9,000,000 ...................................................        9,000
  Additional paid-in capital ....................................            -
  Deficit accumulated during the development stage ..............       (3,658)
                                                                       -------
  Total Equity (Deficiency) .....................................        5,192
                                                                       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................      $ 5,191
                                                                       =======

   The accompanying notes are an integral part of these financial statements.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                             CUMALATIVE RESULTS
                                            THREE MONTHS     OF OPERATIONS FROM
                                               ENDED          DECEMBER 26, 2006
                                             AUGUST 31,      (DATE OF INCEPTION)
                                                2007         TO AUGUST 31, 2007
                                            -----------      -------------------

EXPENSES
  State of Florida Annual Report ..         $         -          $       150
  Professional Fees ...............         $     3,633          $     3,633
  Other Expense ...................         $        25          $        25
                                            -----------          -----------

Loss for the Period ...............         $    (3,658)         $    (3,808)
                                            -----------          -----------

PER SHARE DATA:

  Basic and diliuted loss per share         $    (0.000)         $    (0.000)
                                            ===========          ===========

  Common shares outstanding .......           9,000,000            9,000,000
                                            ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficiency)

                                                              Deficit
                               Common Stock      Additional   During
                            ------------------    Paid-in      this
                             Shares     Amount    Capital     Period     Total
                            ---------   ------   ----------   -------   -------

June 1, 2007 ............           -   $    -   $        -   $     -   $     -

                                                          -         -
  Loss for the period ...           -        -            -    (3,658)   (3,658)
                            ---------   ------   ----------   -------   -------

                            9,000,000    9,000            -         -         -

Balance - August 31, 2007           -   $    -   $        -   $(3,808)  $(3,808)
                            ---------   ------   ----------   -------   -------

   The accompanying notes are an integral part of these financial statements.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     AUGUST 31,
                                                                        2007
                                                                    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Loss for the period ...........................................     $(3,658)

  Changes in Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses .....................           -
    Increase (decrease) in accounts payable .....................           -
    Increase (decrease) in accrued liabilities ..................           -
    Increase in short-term note payable (leasehold) .............           -
                                                                      -------
  Net cash used in operating activities .........................      (3,658)
                                                                      -------

CASH FLOWS FROM INVESTING ACTIVITIES

  Leasehold improvements ........................................           -
  Goodwill ......................................................           -
                                                                      -------
  Net cash used in financing activities .........................           -
                                                                      -------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash ..................................           -
                                                                      -------
  Net cash provided by financing activities .....................           -
                                                                      -------


INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .. .............       8,850
                                                                      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $ 5,192
                                                                      =======

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ............................................     $     -
                                                                      =======
    Income taxes ................................................     $     -
                                                                      =======

   The accompanying notes are an integral part of these financial statements.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------

Premier Nursing Products Corp. ("Premier Nursing Products Corp.") is a Development stage company, incorporated in the State of Florida on December 26, 2006, to establish itself as a Manufacturing, Wholesale Marketing and Sales Company specializing in Breastfeeding Nursing Products.

We intend to develop the market and sell through Retail distribution channels (mass merchant retail chains, mass merchant retail food and drug chains, independent retailers and e-commerce retailers) breastfeeding Nursing Products throughout the United States. Emphasis will be placed on the following types of products: Washable Re-usable Nursing Breast Pads, Disposable Nursing Breast Pads, Breastfeeding Nursing Privacy Shawls, Breastfeeding Nursing Stools, Breastfeeding Nursing Infant Support Pillows, Breast Milk Refrigeration Storage Bags. These are just a few of the intended product line offering.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 3,000,000 common shares at $0.01 per share. As of August 31, 2007, the Company had sold 9,000,000 shares and had received $9,000 in proceeds from the sale of the Company's common stock to its officer.

Unaudited Interim Financial Statements
--------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Use of Estimates and Assumptions
--------------------------------

Preparation of the financial statements in conformity with accounting principles generally accepted and requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
------------

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation account is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit or if the deductibility is uncertain.

Net Loss per Share
------------------

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation
----------------------------

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Stock-based Compensation
------------------------

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements
--------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - CAPITAL STOCK
----------------------

The Company's capitalization is 9,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of August 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Private Placement
-----------------

On August 10, 2007, the Company authorized a Private Placement Offering of up to 3,000,000 shares of common stock at a price of $0.01 per share. The total amount to be raised in this financing is $30,000. As of August 31, 2007, the Company had not issued any common shares and had not received proceeds.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

There have been no related party transactions.

NOTE 6 - INCOME TAXES
---------------------

As of August 31, 2007, the Company had net operating loss carry forwards of approximately $3,808 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

Premier Nursing Products Corp. ("Premier Nursing Products Corp.") is a Development stage company, incorporated in the State of Florida on December 26,2006, to establish itself as a Manufacturing, Wholesale Marketing and Sales Company specializing in Breastfeeding Nursing Products.

We intend to develop the market and sell through Retail distribution channels (mass merchant retail chains, mass merchant retail food and drug chains, independent retailers and e-commerce retailers) breastfeeding Nursing Products throughout the United States. Emphasis will be placed on the following types of products: Washable Re-usable Nursing Breast Pads, Disposable Nursing Breast Pads, Breastfeeding Nursing Privacy Shawls, Breastfeeding Nursing Stools, Breastfeeding Nursing Infant Support Pillows, Breast Milk Refrigeration Storage Bags. These are just a few of the intended product line offering.

Operations
----------

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's SB-2 filed August 15, 2007. Results for interim periods may not be indicative of the results for the full year.

During the first fiscal quarter 2007 the Company focused on identifying a variety of strategies for direct marketing such as email and telephone contact with major corporations. The Company was also preparing the documentation required to be filed with the Securities and Exchange Commission (SEC). On August 15, 2007 the Company filed a Registration Form SB-2 with the SEC. The Registration Form SB-2 filed August 15, 2007 was deemed effective as of August 31, 2007.

Results of Operations
---------------------

The Company did not generate any revenue during the quarter ended August 31, 2007.

Total expenses the three months ending August 31, 2007 were $3,658 resulting in an operating loss for the period of $3,658. Basic net loss per share amounted to $0.0004 for the three months ending August 31, 2007. The increase in operating loss for the period is a result of higher fees for bookkeeping and professional accounting and the costs associated with filing of the Registration Form SB-2 with the Securities and Exchange Commission.

General and administrative expenses consisted primarily of office expenses and bookkeeping for the three months ending August 31, 2007 and were $3,658 compared to $0 for the same period. The increases in general and administrative expenses are due to added costs associated with Professional fees for the period ending August 31, 2007 were $3658 compared to $0 for the same period. The increase is due to audit and legal costs associated with the Registration Form SB-2 filing.

Accounts payable for the period ending August 31, 2007 are $0.

Liquidity and Capital Resources
-------------------------------

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales, marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Premier Nursing Products Corporation


                  BY:      /s/ Sheldon R. Rose
                           -------------------
                           Sheldon R. Rose
                           President, Secretary Treasurer,
                           Principal Executive Officer,
                           Principal Financial Officer and sole Director

                  Dated:   September 24, 2007