Form 10QSB/A
period 2007-08-31
Premier Nursing Products Corp.
filed 2007-10-22
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1
(Mark One)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 common shares outstanding as of August 31, 2007.

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB for the quarterly period ended August 31, 2007 is being filed to correctly identify the registrant as a shell company (as defined in Rule 12b-2 of the Exchange Act) as listed on the cover page of this report.


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

                  Dated:   October 22, 2007