Form 10QSB
period 2007-11-30
Premier Nursing Products Corp.
filed 2007-12-21
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly report ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________


                       Commission file number: 333-145469


                         PREMIER NURSING PRODUCTS CORP.
                         ------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,700,000 common shares outstanding as of November 30, 2007.

                         PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)

                                   FORM 10-QSB
                                NOVEMBER 30, 2007
                                   (unaudited)

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements .......................................     3

     Report of Independent Registered Public Accounting Firm .............     3

     Balance Sheet November 30, 2007 (Unaudited) .........................     4

     Statements of Operations for the Three and Six Months Ended
         November 30, 2007 ...............................................     5

     Statements of Stockholders' Equity (Deficiency) as of
         November 30, 2007 ...............................................     6

     Statements of Cash Flows for the Three and Six Months Ended
         November 30, 2007 ...............................................     7

     Notes to Consolidated Financial Statements ..........................  8-11

     Item 2 - Management Discussion and Analysis or Plan of Operation .... 12-13

     Item 3 - Controls and Procedures ....................................    13

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..........................................    13

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     13

     Item 3 - Default Upon Senior Securities .............................    13

     Item 4 - Submission of Matters to a Vote of Security Holders ........    13

     Item 5 - Other Information ..........................................    13

     Item 6 - Exhibits ...................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Premier Nursing Products Corp.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Premier Nursing Products Corp. as of November 30, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Premier Nursing Products Corp.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
December 14, 2007

             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7499 Fax: (702) 253-7501

                          PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------
                                                       NOVEMBER 30,
                                                           2007         MAY 31,
                                                       (UNAUDITED)       2007
                                                       ------------    --------

CURRENT ASSETS
  Cash and cash equivalents ........................     $ 28,275         8,850
    Total current assets ...........................       28,275         8,850
                                                         --------      --------

                                                         --------      --------
TOTAL ASSETS .......................................     $ 28,275         8,850
                                                         ========      ========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
                                                         --------      --------
    Total liabilities ..............................            -             -
                                                         --------      --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
    Authorized:
      100,000,000 common shares, $0.001 par value
    Issued and outstanding shares:
      11,700,000 ...................................       11,700         9,000
    Additional paid-in capital .....................       24,300             -
    Deficit accumulated during the development stage       (7,725)         (150)
                                                         --------      --------
    Total Equity (Deficiency) ......................       28,275         8,850
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 28,275         8,850
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

                             PREMIER NURSING PRODUCTS CORP.
                             (A Development Stage Company)
                                Statements of Operations

                                                                    CUMALATIVE RESULTS
                                      THREE MONTHS    SIX MONTHS    OF OPERATIONS FROM
                                         ENDED          ENDED        DECEMBER 26, 2006
                                      NOVEMBER 30,   NOVEMBER 30,   (DATE OF INCEPTION)
                                          2007           2007         TO MAY 31, 2007
                                      ------------   ------------   ------------------
EXPENSES
  State of Florida Annual Report ..   $          -    $         -      $        150
  Professional Fees ...............              -          3,633             3,633
  G&A .............................          3,003          3,003                 -
  Other Expense ...................            164            189                25
                                      ------------   ------------      ------------

Loss for the Period ...............   $     (3,167)        (6,825)     $     (3,808)
                                      ------------   ------------      ------------


PER SHARE DATA:

  Basic and diliuted loss per share   $     (0.000)        (0.001)     $     (0.000)
                                      ============   ============      ============

  Common shares outstanding .......     11,700,000     11,700,000         9,000,000
                                      ============   ============      ============

       The accompanying notes are an integral part of these financial statements.

                                         - 5 -

                             PREMIER NURSING PRODUCTS CORP.
                             (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficiency)
           For the period December 26, 2006 (Inception) to November 30, 2007

                                                                    Deficit
                                    Common Stock       Additional    During
                               ---------------------    Paid-in       this
                                 Shares      Amount     Capital      Period    Total
                               ----------   --------   ----------   -------   -------
December 26, 2006 ..........            -   $      -   $        -   $     -   $     -

  Loss for the period ......            -          -            -    (6,825)   (6,781)
                               ----------   --------   ----------   -------   -------

December 27, 2006 at $0.0001    9,000,000      9,000            -         -         -

August 1, 2006 at $0.01 ....    2,700,000      2,700       24,300         -         -

Balance - August 31, 2007 ..   11,700,000     11,700       24,300    (6,825)   17,475
                               ----------   --------   ----------   -------   -------

      The accompanying notes are an integral part of these financial statements.

                                         - 6 -

                                     PREMIER NURSING PRODUCTS CORP.
                                     (A Development Stage Company)
                                        Statements of Cash Flows

                                                                                     CUMALATIVE RESULTS
                                                       THREE MONTHS    SIX MONTHS    OF OPERATIONS FROM
                                                          ENDED          ENDED        DECEMBER 26, 2006
                                                       NOVEMBER 30,   NOVEMBER 30,   (DATE OF INCEPTION)
                                                           2007           2007         TO MAY 31, 2007
                                                       ------------   ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Loss for the period .............................    $     (3,167)  $     (6,825)     $     (3,808)

  Changes in Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses .......               -              -                 -
    Increase (decrease) in accounts payable .......               -              -                 -
    Increase (decrease) in accrued liabilities ....               -              -                 -
    Increase in short-term note payable (leasehold)               -              -                 -
                                                       ------------   ------------      ------------
  Net cash used in operating activities ...........          (3,167)        (6,825)           (3,808)
                                                       ------------   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Leasehold improvements ..........................               -              -                 -
  Goodwill ........................................               -              -                 -
                                                       ------------   ------------      ------------
  Net cash used in financing activities ...........               -              -                 -
                                                       ------------   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash ....................          27,000         27,000             9,000
                                                       ------------   ------------      ------------
  Net cash provided by financing activities .......          27,000         27,000             9,000
                                                       ------------   ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..           5,191          8,850             9,000
                                                       ------------   ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........    $     28,275   $     28,275      $      5,192
                                                       ============   ============      ============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ..............................    $          -
                                                       ============
    Income taxes ..................................    $          -
                                                       ============

               The accompanying notes are an integral part of these financial statements.

                                                 - 7 -

                          PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007
                                   (unaudited)
________________________________________________________________________________

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 3,000,000 common shares at $0.01 per share. As of November 30, 2007, the Company had sold 11,700,000 shares and had received $36,000 in proceeds from the sale of the Company's common stock.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

                          PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007
                                   (unaudited)
________________________________________________________________________________

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

                          PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007
                                   (unaudited)
________________________________________________________________________________

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

                          PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007
                                   (unaudited)
________________________________________________________________________________

NOTE 4 - CAPITAL STOCK
----------------------

The Company's capitalization is 11,700,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Private Placement
-----------------

On August 1, 2007, the Company authorized a Private Placement Offering of up to 3,000,000 shares of common stock at a price of $0.01 per share. The total amount to be raised in this financing is $30,000. As of November 30, 2007, the Company had issued 2,700,000 common shares and had received $27,000 in proceeds from the sale of its stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

There have been no related party transactions.

NOTE 6 - INCOME TAXES
---------------------

As of November 30, 2007, the Company had net operating loss carry forwards of approximately $6,781 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

During the first two fiscal quarters of 2007 the Company focused on identifying a variety of strategies for direct marketing such as email and telephone contact with major corporations. The Company was also preparing the documentation required to be filed with the Securities and Exchange Commission (SEC). On August 15, 2007 the Company filed a Registration Form SB-2 with the SEC. The Registration Form SB-2 filed August 15, 2007 was deemed effective as of August 31, 2007.

Results of Operations
---------------------

The Company did not generate any revenue during the quarter ended November 30, 2007.

Total expenses the three months ending November 30, 2007 were $3,123 resulting in an operating loss for the period of $3,123. Basic net loss per share amounted to $0.0004 for the three months ending November 30, 2007. The increase in operating loss for the period is a result of higher fees for bookkeeping and professional accounting and the costs associated with filing of the Registration Form SB-2 with the Securities and Exchange Commission.

General and administrative expenses consisted primarily of office expenses and bookkeeping for the three months ending November 30, 2007 and were $3,003 compared to $0 for the same period. The increases in general and administrative expenses are due to added costs associated with Professional fees for the period ending November 30, 2007 were $3003 compared to $0 for the same period. The increase is due to Edgarizing and Stock Transfer agent costs associated with the Registration Form SB-2 filing.

Accounts payable for the period ending November 30, 2007 are $0.

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


                           PART II. OTHER INFORMATION

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

                 PREMIER NURSING PRODUCTS CORP.


                 BY:    /s/ Sheldon R. Rose
                        -------------------
                        Sheldon R. Rose

                        President, Secretary Treasurer,
                        Principal Executive Officer,
                        Principal Financial Officer and sole Director

                 Dated: December 21, 2007