Form 10QSB
period 2008-02-29
Premier Nursing Products Corp.
filed 2008-03-21
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly report ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,700,000 common shares outstanding as of February 29, 2008.

                         PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)

                                   FORM 10-QSB
                                FEBRUARY 29, 2008
                                   (unaudited)

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements .......................................     3

     Report of Independent Registered Public Accounting Firm .............     3

     Balance Sheet February 29, 2008 (Unaudited) .........................     4

     Statements of Operations for the Three and Nine Months Ended
         February 29, 2008 ...............................................     5

     Statements of Stockholders' Equity (Deficiency) as of
         February 29, 2008 ...............................................     6

     Statements of Cash Flows for the Three and Nine Months Ended
         February 29, 2008 ...............................................     7

     Notes to Consolidated Financial Statements ..........................  8-11

     Item 2 - Management Discussion and Analysis or Plan of Operation .... 12-13

     Item 3 - Controls and Procedures ....................................    13

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ..........................................    13

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     13

     Item 3 - Default Upon Senior Securities .............................    13

     Item 4 - Submission of Matters to a Vote of Security Holders ........    14

     Item 5 - Other Information ..........................................    14

     Item 6 - Exhibits ...................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Premier Nursing Products Corp.
(An Development Stage Company)

We have reviewed the accompanying balance sheet of Premier Nursing Products Corp. (An Development Stage Company) as of February 29, 2008, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Premier Nursing Products Corp. (An Development Stage Company).

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 20, 2008

             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7499 Fax: (702) 253-7501

                          PREMIER NURSING PRODUCTS CORP.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                        FEBRUARY 29,
                                                           2008         MAY 31,
                                                        (UNAUDITED)      2007
                                                        -----------    --------

CURRENT ASSETS
  Cash and cash equivalents .........................   $    26,713    $  8,850
    Total current assets ............................        26,713       8,850
                                                        -----------    --------

                                                        -----------    --------
TOTAL ASSETS ........................................   $    26,713    $  8,850
                                                        ===========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
                                                        -----------    --------
    Total liabilities ...............................             -           -
                                                        -----------    --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
    Authorized:
      100,000,000 common shares, $0.001 par value
    Issued and outstanding shares:
      11,700,000A ...................................        11,700       9,000
    Additional paid-in capital ......................        24,300           -
    Deficit accumulated during the development stage         (9,287)       (150)
                                                        -----------    --------
  Total Equity (Deficiency) .........................        26,713       8,850
                                                        -----------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $    26,713    $  8,850
                                                        ===========    ========

                   The accompanying notes are an integral part
                      of these interim financial statements

                             PREMIER NURSING PRODUCTS CORP.
                             (A Development Stage Company)
                                Statements of Operations
                                                                    CUMALATIVE RESULTS
                                      THREE MONTHS   NINE MONTHS    OF OPERATIONS FROM
                                         ENDED          ENDED        DECEMBER 26, 2006
                                      FEBRUARY 29,   FEBRUARY 29,   (DATE OF INCEPTION)
                                          2008           2008         TO MAY 31, 2007
                                      ------------   ------------   ------------------
EXPENSES
  State of Florida Annual Report ..   $          -    $          -     $        150
  Professional Fees ...............          1,000           4,633            3,633
  G&A .............................            813           3,816                -
  Other Expense ...................              -             189               25

Loss for the Period ...............   $     (1,813)         (8,638)    $     (3,808)
                                      ------------    ------------     ------------



PER SHARE DATA:

  Basic and diliuted loss per share   $     (0.000)   $     (0.001)    $     (0.000)
                                      ============    ============     ============

  Common shares outstanding .......     11,700,000      11,700,000        9,000,000
                                      ============    ============     ============

                      The accompanying notes are an integral part
                         of these interim financial statements

                                         - 5 -

                             PREMIER NURSING PRODUCTS CORP.
                             (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficiency)
                    For the period June 1, 2007 to February 29, 2008

                                                                    Deficit
                                    Common Stock       Additional    During
                               ---------------------    Paid-in       this
                                 Shares      Amount     Capital      Period    Total
                               ----------   --------   ----------   -------   -------
June 1, 2007 ...............            -   $      -   $        -   $     -   $     -

  Loss for the period ......            -          -            -    (8,638)   (8,638)
                               ----------   --------   ----------   -------   -------

June 1, 2007 at $0.0001 ....    9,000,000      9,000            -         -         -

November 1, 2007 at $0.01 ..    2,700,000      2,700       24,300         -         -

Balance - February 29, 2008    11,700,000     11,700       24,300    (8,638)   15,662
                               ----------   --------   ----------   -------   -------

                      The accompanying notes are an integral part
                         of these interim financial statements

                                         - 6 -

                                     PREMIER NURSING PRODUCTS CORP.
                                     (A Development Stage Company)
                                        Statements of Cash Flows
                                                                                   CUMALATIVE RESULTS
                                                     THREE MONTHS   NINE MONTHS    OF OPERATIONS FROM
                                                        ENDED          ENDED        DECEMBER 26, 2006
                                                     FEBRUARY 29,   FEBRUARY 29,   (DATE OF INCEPTION)
                                                         2008           2008         TO MAY 31, 2007
                                                     ------------   ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Loss for the period .............................    $ (1,813)      $ (8,638)         $ (3,808)

  Changes in Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses .......           -              -                 -
    Increase (decrease) in accounts payable .......           -              -                 -
    Increase (decrease) in accrued liabilities ....           -              -                 -
    Increase in short-term note payable (leasehold)           -              -                 -
                                                       --------       --------          --------
  Net cash used in operating activities ...........      (1,813)        (8,638)           (3,808)
                                                       --------       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Leasehold improvements ..........................           -              -                 -
  Goodwill ........................................           -              -                 -
                                                       --------       --------          --------
  Net cash used in financing activities ...........           -              -                 -
                                                       --------       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash ....................      27,000         27,000             9,000
                                                       --------       --------          --------
  Net cash provided by financing activities .......      27,000         27,000             9,000
                                                       --------       --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..      28,275          8,850             9,000
                                                       --------       --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........    $ 26,713       $ 26,713          $  5,192
                                                       ========       ========          ========

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ..............................    $      -
                                                       ========
    Income taxes ..................................    $      -
                                                       ========

                              The accompanying notes are an integral part
                                 of these interim financial statements

                                                 - 7 -

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2008
                                   (unaudited)
________________________________________________________________________________

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

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2008
                                   (unaudited)
________________________________________________________________________________

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

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2008
                                   (unaudited)
________________________________________________________________________________

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

                      PREMIER NURSING PRODUCTS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2008
                                   (unaudited)
________________________________________________________________________________

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

As of February 29, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Private Placement
-----------------
On August 1, 2007, the Company authorized a Private Placement Offering of up to 3,000,000 shares of common stock at a price of $0.01 per share. The total amount to be raised in this financing is $30,000. As of February 29, 2008, the Company had issued 2,700,000 common shares and had received $27,000 in proceeds from the sale of its stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

There have been no related party transactions.

NOTE 6 - INCOME TAXES
---------------------

As of February 29, 2008, the Company had net operating loss carry forwards of approximately $12,446 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

Results of Operations
---------------------

The Company did not generate any revenue during the quarter ended February 29, 2008.

Total expenses the three months ending February 29, 2008 were $1,813 resulting in an operating loss for the period of $1,813. Basic net loss per share amounted to $0.0004 for the three months ending February 29, 2008. The operating loss for the period is a result of fees for bookkeeping and professional accounting and the costs associated with Stock Transfer Expense and Edgarizing expense.

General and administrative expenses consisted primarily of office expenses and bookkeeping for the three months ending February 29, 2008 and were $813 compared to $0 for the same period. The increase is due to Edgarizing and Stock Transfer agent costs associated with the Registration Form SB-2 filing.

Accounts payable for the period ending February 29, 2008 are $0.

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

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Premier Nursing Products Corporation.


                 BY:    /s/ Sheldon R. Rose
                        -------------------
                        Sheldon R. Rose

                        President, Secretary Treasurer,
                        Principal Executive Officer,
                        Principal Financial Officer and sole Director

                        Dated:  March 21, 2008