Form 10-K
period 2008-05-31
Premier Nursing Products Corp.
filed 2008-07-25
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended May 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________


                       Commission file number: 333-145469
                                               ----------


                         PREMIER NURSING PRODUCTS CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                     FLORIDA                              20-8724818
                     -------                              ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


                 8990 WEMBLEY COURT, SARASOTA, FL          34238
                 --------------------------------          ------
             (Address of principal executive offices)    (Zip Code)


       Registrant's telephone number, including area code: (941) 966-6955
                                                           --------------


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to section 12(g) of the Act:

                         Common Stock par value $0.0001
                         ------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,700,000 common shares outstanding as of May 31, 2008.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Business ..........................................................   3

Item 1A. Risk Factors ......................................................   3

Item 1B. Unresolved Staff Comments .........................................   3

Item 2.  Properties ........................................................   3

Item 3.  Legal Proceedings .................................................   3

Item 4.  Submission of Matters to a Vote of Security Holders ...............   3


PART II

Item 5.  Market For Registrant's Common Equity and
         Related Stockholder Matters .......................................   4

Item 6.  Selected Financial Data ...........................................   5

Item 7.  Management's Discussion and Analysis or Plan of Operation .........   5

Item 8.  Financial Statements and Supplementary Data .......................   7

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..............................................   7

Item 9A. Controls and Procedures ...........................................   7

Item 9B. Other Information .................................................   7


PART III

Item 10. Directors, Executive Officers, and Corporate Governance ...........   8

Item 11. Executive Compensation ............................................   9

Item 12. Security Ownership of Certain Beneficial Owners And Management ....  11

Item 13. Certain Relationships and Related Transactions and Director
         Independence ......................................................  11

Item 14. Principal Accountant Fees and Services ............................  12


PART IV

Item 15. Exhibits ..........................................................  12

Signatures .................................................................  13

ITEM 1.  BUSINESS
ITEM 1A. RISK FACTORS

Premier Nursing Products Corp. ("Premier Nursing Products Corp.") is a development stage company, incorporated in the State of Florida on December 26, 2006, to establish itself as a Manufacturing, Wholesale Marketing and Sales Company specializing in Breastfeeding Nursing Products.

The Company's office is located at 8990 Wembley Court, Sarasota, Florida 34238. Our telephone number is 941-966-6955. Our fax number is 941-966-0166. The business office is located at the home of Sheldon R. Rose, the CEO of the Company, at no charge.

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "PNRP".

We have not generated any revenues to date and our activities have been limited. We concentrated our efforts in trying to secure financing during this very difficult economic environment.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business.

If we are unable to secure adequate capital to continue our business or complete a merger or acquisition, our shareholders will lose some or all of there investment and our business will likely fail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Premier Nursing Products Corp. is located at 8990 Wembley Court, Sarasota, Florida 34238. Our telephone number is 941-966-6955, Our fax number is 941-966-0166, The business office is located at the home of Sheldon R. Rose, the CEO of the Company, at no charge. We believe our premise is adequate for our current time frame.

The Corporation does not own or have any investments in any properties.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS

Our Symbol is "PNRP" and is listed on the OTC Bulletin Board. Of the 11,700,000 shares of common stock outstanding as of May 31, 2008, 9,000,000 shares were owned by our Officer Sheldon R. Rose, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At May 31, 2008, there were 28 shareholders of record.

On October 1, 2007 , we accepted subscription agreements that sold 2,700,000 common shares to 27 subscribers at an offering price of $ 0.01 per share. The offering price for the transactions was established on an arbitrary basis. These 2,700,000 common shares were subsequently registered under our SB-2 Registration Statement made effective on August 31, 2007.

No underwriters were used, and no commissions or other remuneration was paid.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

None

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 250,000,000 common shares and 10,000,000 preferred shares (the Articles of Incorporation was amended by the Corporation on June 2, 2008 from 100,000,000 to 250,000,000 and the par value from $ 0.001 to $0.0001).
On May 31, 2008 there were 11,700,000 common shares outstanding. There are no warrants, options or convertible securities outstanding.

StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, PA. 19003 is the Transfer Agent for the Corporation's Common Shares. Their telephone number is 610-649-7300 and there fax # is 610-649-7302.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $ 5.00 other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver prior to any transaction involving the penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with the respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

None

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to insure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our Company will fail without further significant financing. We currently have only $ 23,907 in working capital.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our Company.

RESULTS OF OPERATIONS

Our Company posted losses of $11,943 for the year ended May 31, 2008 compared to $ 150 from inception to May 31, 2007. From inception to May 31, 2008 we have incurred losses of $ 12,093. The principal components of our losses for fiscal 2008 were related to the preparation in filing of our registration statement.

LIQUIDITY AND CASH RESOURCES

At May 31, 2008 we had working capital of $23,907 compared to $ 8,850 at May 31, 2007. At May 31, 2008 we had $ 23,907 in cash.

Because of a minimum amount of cash and not being able to generate any revenue from our business we need to raise additional funds for the development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

EMPLOYEES

Currently our only employee is our CEO Sheldon R. Rose who is not being compensated.

GOING CONCERN

We have historically incurred losses. Because of these historical losses, we will require additional working capital to develop our business plan. We do not anticipate that we will derive any revenues from operations unless and until we acquire funding or a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our business plan expenses and in there report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There are no assurances that we will be able to obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so in this economic environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

      o  the report of independent accountants . balance sheet as of May 31,2008

      o statements of operations, cash flows and stockholders' equity from the incorporation date to May 31, 2008

      o  notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our sole Officer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our sole Officer and Director concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT") were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. Disclosure controls and procedures and other procedures that are designed to insure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS AND PROCEDURES

There were no changes in our internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected or are responsibly likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the stockholders or until there successors have been elected and qualified. The officers of our Company are appointed by our Board of Directors and hold office until there death, resignation or removal of office. Our directors and executive officers, there ages, positions held, and duration as such, are as follows:

                   Position held with
Name               the Company                  Age    Date Elected or Appointed
---------------    -------------------------    ---    -------------------------

Sheldon R. Rose    President, CEO, Secretary    69     December 29, 2006
                   Treasurer, CFO, Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our Director and Executive Officer during at least the past five (5) years.

Mr. Rose is the Founder of Premier Nursing Corp. and has served since inception from 2002 to early 2006, he was the CEO of Getting Ready Corporation a prenatal postpartum company specializing in franchising Mothers Supercare Centers (OTC Public Corp). From 1997 to 2001 he was Chairman and CEO of the Rose Group Corporation providing prenatal and postpartum products through e-commerce (dot.com company) (OTC public corporation). From 1982 to 1997 he was Founder, Chairman and CEO of Diplomat Corporation, a manufacturing juvenile and infants accessory company providing products to the mass merchants throughout the United States. Diplomat was a public company traded on the small cap NASDAQ stock market. From 1975 to 1981 he was President of Ambassador Corporation, a prenatal and postpartum product services company, manufacturers of infants soft goods (bedding, accessories) company. From 1972 to 1975 he was Corporation Acquisition Marketing Manager for Teleprocessing Industries, a division of the Western Union Company. His function was acquiring companies for the parent. From 1969 to 1972 he was Vice President of Marketing for Computer Solutions, Inc., a computer timesharing company offering services to accountants, distributors and small to medium size business companies. From 1964 to 1968 he was Regional Sales Manager for Cutler Hammer Corporation. From 1960 to 1964 he was Manager of long range planning for the Aerospace General Engineering Division of American Machine and Foundry Company. Mr. Rose attended Brooklyn College and majored in physics.

Mr. Rose is currently devoting approximately 25 to 30 hours a week of his time to Premier Nursing Products Corporation and is planning to continue to do so during the next twelve (12) months of operation. He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

AUDIT COMMITTEE FINANCIAL EXPERT

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our Directors, Executive Officers and Control Persons have not been involved in any of the following events during the past five (5) years:

      1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

      2. Any conviction in a criminal proceeding or being subject to a pending criminal Proceeding (excluding traffic violations and other minor offenses);

      3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      4. being found by a Court of competent jurisdiction (in a civil action) the Commission o or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our Officers or Directors are subject to a conflict of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3,4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities Exchange Commission regulations to furnish us with copies of all
Section 16 (a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 and Form 4 reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                                                                         ($)
                                                                     Earnings
                                                                     Change in
                                                           ($)       Pension
                                                      Compensation   Value and
Name and                             ($)      ($)     Non-Equity     Nonqualified        ($)
Principal            ($)     ($)    Awards   Awards   Incentive      Deferred       Compensation      ($)
Position    Year   Salary   Bonus   Stock    Option   Plan           Compensation   All other       Totals
---------   ----   ------   -----   ------   ------   ------------   ------------   -------------   ------
Sheldon     2008      0       0        0        0           0              0              0            0
R. Rose     2007      0       0        0        0           0              0              0            0
President
CEO
Secretary
Treasurer

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with or directors and executive officers.

DIRECTOR COMPENSATION TABLE

                                                           ($)
                                                       Change in
                                                       Pension
              ($)                           ($)        Value and
            Fees                        Non-Equity     Nonqualified
            Earned      ($)     ($)     Incentive      Deferred            ($)
            Paid in   Stock    Option   Plan           Compensation   All Other       ($)
Name        Cash      Awards   Awards   Compensation   Earnings       Compensation   Total
---------   -------   ------   ------   ------------   ------------   ------------   -----
Sheldon
R.Rose         0         0        0           0              0              0          0

All compensation received by the officers and directors has been disclosed

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The executive officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 31, 2008 with respect to any person (including any "group", as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each director, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below,. such information, other than information with respect to the directors and officers of the Company is based on a review of statements filed, with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to the Company's Common Stock as of May 31, 2008, there were 11,700,000 shares of Common Stock outstanding.

The number of Common Stock beneficially owned by each person is determined under the rules of Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or share voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of May 31, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                   Amount and Nature   Percent
Title of                                           of Beneficial       of
Class      Name and Address of Beneficial Owner    Ownership           Class (2)
--------   -------------------------------------   -----------------   ---------

Common     Sheldon R. Rose                             9,000,000         76.9%
           8990 Wembley Court
           Sarasota, Florida 34238

Common     Directors and Officers as a group (1)       9,000,000         76.9%
________
   (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13 (d) - 13 (d) (1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or an affiliate of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On December 27, 2006, Mr. Sheldon R. Rose purchased 9,000,000 shares of our common stock for $ 0.0001 per share.

The shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended May 31, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year were $ 2,000 and $2,750 respectively.

AUDIT RELATED FEES

We incurred nil fees to auditors for audit related fees during the fiscal year ended May 31, 2008 and 2007.

TAX FEES

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended May 31, 2008 and 2007.

ALL OTHER FEES

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal ended May 31, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15. EXHIBITS

Exhibit Index

  3.1    Articles of Incorporation *

  3.2    By-laws *

  31.1   Section 302 Certification - Chief Executive and Financial Officer

  32.1 Certification Pursuant to 18 U,S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 - Chief Executive and Financial Officer.

  * Incorporated by reference to our SB-2 Registration Statement effective date August 31, 2007 SEC File Number 333-145469

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on this 25th day of July, 2008.


                         PREMIER NURSING PRODUCTS CORP.


Date:  July 25, 2008     By:    /s/ Sheldon R. Rose
                                -------------------
                         Name:  Sheldon R. Rose
                         Title: President, CEO, Secretary, Treasurer
                                and Director (Principal Executive, Financial
                                and Accounting Officer)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS
PREMIER NURSING PRODUCTS CORP.
(A DEVELOPMENT STAGE COMPANY)


We have audited the accompanying balance sheets of Premier Nursing Products Corp. (A Development Stage Company) as of May 31, 2008 and May 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2008 and May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Nursing Products Corp. (A Development Stage Company) as of May 31, 2008 and May 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2008 and May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had a net loss of $12,093 as of May 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates Chartered
Las Vegas, Nevada
July 14, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501
               --------------------------------------------------

                         Premier Nursing Products Corp.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                             AS OF       AS OF
                                                            31-MAY      31-MAY
                                                             2008        2007
                                                           --------    --------
CURRENT ASSETS
   Cash and cash equivalents ...........................   $ 23,907       8,850
      Total current assets .............................     23,907       8,850
                                                           --------    --------

                                                           --------    --------
TOTAL ASSETS ...........................................   $ 23,907       8,850
                                                           ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
                                                           --------    --------
      Total liabilities ................................          -           -
                                                           --------    --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
    Authorized:
      10,000,000 Preferred shares, $0.0001 par value
    Issued and outstanding shares:
    None
      250,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
    11,700,000 .........................................     11,700       9,000
    Additional paid-in capital .........................     24,300           0
    Deficit accumulated during the development stage ...    (12,093)       (150)
                                                           --------    --------
      Total Shareholders' Equity (Deficiency) ..........     23,907       8,850
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 23,907       8,850
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                               Premier Nursing Products Corp.
                                (A Development Stage Company)
                                  Statements of Operations
                                                                         CUMULATIVE RESULTS
                                         FOR THE YEAR    FOR THE YEAR    OF OPERATIONS FROM
                                             ENDED           ENDED       DECEMBER 26, 2006
                                            31-MAY          31-MAY       (DATE OF INCEPTION)
                                             2008            2007            TO 5/31/2008
                                         ------------    ------------    -------------------
EXPENSES
   State of Florida Filing Costs .....   $        185    $        150       $        335
   Professional Fees .................          6,454                              6,454
   G&A ...............................          5,115                              5,115
   Other Expense .....................            189                                189

LOSS BEFORE TAXES ....................   $     11,943    $       (150)      $     12,093
                                         ------------    ------------       ------------

Provision for Income Taxes ...........              -               -                  -
                                         ------------    ------------       ------------

Net (Loss) ...........................        (11,943)           (150)           (12,093)

PER SHARE DATA:

   Basic and diliuted loss per share .   $     (0.001)   $     (0.000)
                                         ============    ============

   Weighted average shares outstanding     11,242,623       9,000,000
                                         ============    ============

         The accompanying notes are an integral part of these financial statements.

                                            F-3

                                   Premier Nursing Products Corp.
                                   (A Development Stage Company)
                          Statements of Stockholders' Equity (Deficiency)
                                                                            Deficit
                                                                          Accumulated
                                         Common Stock        Additional   During the
                                   -----------------------    Paid-in     Development
                                     Shares       Amount      Capital        Stage        Total
                                   ----------   ----------   ----------   -----------   ----------
Inception - December 26, 2006 ..                $            $            $             $        -
   Common shares issued for cash
      at $0.001 per share ......            -            -            -            -             -
   Loss for the year ...........    9,000,000        9,000            -         (150)         (150)


Balance - May 31, 2007 .........    9,000,000        9,000            -         (150)        9,000

Shares sold on 8/1/07
 2,700,000 shares at
 $0.01 per share ...............    2,700,000        2,700       24,300            -        27,000

Loss for the year ..............            -            -            -      (11,943)      (11,943)
                                   ----------   ----------   ----------   ----------    ----------

Balance May 31, 2008 ...........   11,700,000       11,700       24,300      (12,093)       23,907
                                   ----------   ----------   ----------   ----------    ----------

             The accompanying notes are an integral part of these financial statements.

                                                F-4

                                Premier Nursing Products Corp.
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                                                                           CUMULATIVE RESULTS
                                                   FOR THE     FOR THE     OF OPERATIONS FROM
                                                  YEAR ENDED  YEAR ENDED   DECEMBER 26, 2006
                                                    31-MAY      31-MAY     (DATE OF INCEPTION)
                                                     2008        2007         TO 5/31/2008
                                                  ----------  ----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Loss for the period ..........................   $(11,943)   $   (150)        $(12,093)

  Changes in Operating Assets and Liabilities: .          -           -                -
    (Increase) decrease in prepaid expenses ....          -           -                -
    Increase (decrease) in accounts payable ....          -           -                -
    Increase (decrease) in accrued liabilities .          -           -                -
    Increase in short-term note payable ........          -           -                -
                                                   --------    --------         --------
  Net cash used in operating activities ........    (11,943)       (150)         (12,093)
                                                   --------    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Leasehold improvements .......................          -           -                -
  Goodwill .....................................          -           -                -
                                                   --------    --------         --------
  Net cash used in financing activities ........          -           -                -
                                                   --------    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash .................     27,000       9,000           36,000
                                                   --------    --------         --------
  Net cash provided by financing activities ....     27,000       9,000           36,000
                                                   --------    --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS ..........     15,057       8,850           23,907

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      8,850           -                -
                                                   --------    --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $ 23,907    $  8,850         $ 23,907
                                                   ========    ========         ========

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................   $      -    $      -         $      -
                                                   ========    ========         ========
    Income taxes ...............................   $      -    $      -         $      -
                                                   ========    ========         ========

          The accompanying notes are an integral part of these financial statements.

                                              F-5

                          PREMIER NURSING PRODUCTS CORP
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 2008)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Premier Nursing Products Corp. (A Development Stage Company) was incorporated on December 26, 2006 under the laws of the State of Florida. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share
-------------------------

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
------------

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

                          PREMIER NURSING PRODUCTS CORP
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 2008)

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
----------------------------

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3.  INCOME TAXES:

As of May 31, 2008, the Company had net operating loss carry forwards of approximately $12,093 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Details for the last three years follow:

Year Ended December 31               2007
----------------------               ----
         Deferred Tax Asset
         Valuation Allowance
         Current Taxes Payable        0.00
                                    ------
         Income Tax Expense         $ 0.00
                                    ======

The Company has filed no income tax returns since inception.

                          PREMIER NURSING PRODUCTS CORP
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 2008)

NOTE 4.  STOCKHOLDERS' EQUITY

Common Stock
------------

On April 5, 2007, the company received $9,000 contributed capital from its founder.

On April 5, 2007, the Company issued 9,000,000 of its $0.001 par value common stock for $9,000 cash to the founders of the Company.

On August 1, 2007, the Company authorized a Private Placement Offering of up to 3,000,000 shares of common stock at a price of $0.01 per share. The total amount raised in this financing was $27,000. As of May 31, 2008, the Company had issued 2,700,000 common shares and had received $27,000 in proceeds from the sale of its stock.

NOTE 5.  RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period November 12, 2007 (date of inception) through May 31, 2008 the Company has had a net loss of $12,093. As of May 31, 2008, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

In June 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting

                          PREMIER NURSING PRODUCTS CORP
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 (MAY 31, 2008)

for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 was effective July 1, 2007.

Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective May 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective July 1, 2008, although early adoption is permitted.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results of operations, or cash flows.