Form 10-Q
period 2008-08-31
Premier Nursing Products Corp.
filed 2008-10-03
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
COMMISSION FILE NUMBER: 333-145469

                         PREMIER NURSING PRODUCTS CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       20-8724818
            -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
of incorporation or organization)

3 BAKLEY TERRACE, WEST ORANGE, NJ           07052
---------------------------------           -----
(Address of principal executive offices)    (Zip Code)

                                 (718) 536-4881
                                 --------------
              (Registrant's telephone number, including area code)

                   8990 Wembley Court, Sarasota, Florida 34238
                   -------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Large accelerated filer                 [ ]        Accelerated filer         [ ]
Non-accelerated filer                   [ ]        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                        Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 210,600,000 shares of common stock are issued and outstanding as of October 3, 2008.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at August 31, 2008 (unaudited) and May 31, 2008        4
         Statement of Operations for the three months ended August 31,
         2008 (unaudited) and 2007 (unaudited) and cumulative results of operations from December 26, 2006 (Date of Inception) to August
         31, 2008 (unaudited)                                                  5

         Statement of Changes in Stockholders' Equity as of August 31,
         2008 (unaudited)                                                      6

         Statement of Cash Flows for the three months ended August 31,
         2008 (unaudited) and 2007 (unaudited) and cumulative results of operations from December 26, 2006 (Date of Inception) to August
         31, 2008 (unaudited)                                                  7

         Notes to Financial Statements (unaudited)                             8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                               10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          11

Item 4T  Controls and Procedures.                                             11

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   11

Item 1A. Risk Factors.                                                        11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         11

Item 3.  Defaults Upon Senior Securities.                                     11

Item 4.  Submission of Matters to a Vote of Security Holders.                 11

Item 5.  Other Information.                                                   12

Item 6.  Exhibits.                                                            12

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "Premier," "we," the "Company," "our," and "us" refers to Premier Nursing Products Corp., a Florida corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Premier Nursing Products Corporation
                         ( A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                           AS OF        AS OF
                                                           31-AUG       31-MAY
                                                           2008         2008
                                                         ---------    ---------

CURRENT ASSETS

   Cash and cash equivalents .........................   $     849    $  24,137
   Prepaid Expenses ..................................      23,000
                                                         ---------    ---------
      Total current assets ...........................      23,849       24,137

                                                         ---------    ---------

TOTAL ASSETS .........................................   $  23,849    $  24,137
                                                         =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses .............           0            0
                                                         ---------    ---------

      Total liabilities ..............................           0            0
                                                         ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)

   Capital Stock (Note 3)
      Authorized:
        10,000,000 preferred shares, $0.0001 par value
      Issued and outstanding shares:
        Zero
          250,000,000 common shares, $0.0001 par value
      Issued and outstanding shares:
        210,600,000 and 162,000,000 respectively .....     210,600      162,000
      Additional paid-in capital .....................    (174,600)    (153,000)
      Deficit accumulated during the development stage     (12,151)     (11,863)
                                                         ---------    ---------
      Total Equity (Deficiency) ......................      23,849       24,137
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $  23,849    $  24,137
                                                         =========    =========

              The accompanying notes are an integral part of these
                          Interim financial statements

                           Premier Nursing Products Corporation
                               (A Develoment Stage Company)
                                 Statements of Operations
                                                                       CUMULATIVE RESULTS
                                                                       OF OPERATIONS FROM
                                       THREE MONTHS    THREE MONTHS    DECEMBER 26, 2006
                                           ENDED           ENDED       (DATE OF INCEPTION)
                                         8/31/2008       8/31/2007         TO 8/31/2008
                                       ------------    ------------    -------------------
EXPENSES

   State of Florida Filing Costs ...   $          -    $          -       $        335
   Professional Fees ...............   $        230    $      3,633       $      6,684
   G&A .............................   $         58    $         25       $      4,943
   Other Expense ...................   $          -    $          -       $        189

Loss Before Taxes ..................   $       (288)   $     (3,658)      $    (12,151)
                                       ------------    ------------       ------------

Provision for Income Taxes .........              0               0                  0
                                       ------------    ------------       ------------

PER SHARE DATA:

   Basic and diliuted loss per share   $         (0)   $         (0)      $         (0)
                                       ============    ============       ============

   Common shares outstanding .......     11,700,000      11,700,000         11,700,000
                                       ============    ============       ============

     The accompanying notes are an integral part of these Interim financial statements

                                             5

                                     Premier Nursing Products Corp.
                                     (A Development Stage Company)
                             Statement of Stockholders' Equity (Deficiency)
                                                                              Deficit
                                                                            Accumulated
                                                             Additional       during
                                   Common                      Paid-In      Development
                                   Shares         Amount       Capital         Stage          Total
                                 -----------   -----------   -----------    -----------    -----------
Inception - December 26, 2006              0   $         0   $         0    $         0    $         0

Common shares issued for cash
at $0.001 per share to founder
on December 27, 2006 .........   162,000,000       162,000      (153,000)             0          9,000

Loss for the year ending
   May 31, 2007 ..............             0             0             0           (150)          (150)
                                 -----------   -----------   -----------    -----------    -----------

Balance - May 31, 2007 .......   162,000,000       162,000      (153,000)          (150)         8,850
                                 ===========   ===========   ===========    ===========    ===========

Common Shares issued for cash
at $0.01 (par value $0.001)
on October 30, 2007 ..........    48,600,000        48,600       (21,600)             0         27,000

Loss for the Year ending
   May 31, 2008 ..............             0             0             0        (11,713)       (11,713)
                                 -----------   -----------   -----------    -----------    -----------

Balance - May 31, 2008 .......   210,600,000       210,600      (174,600)       (11,863)        24,137
                                 ===========   ===========   ===========    ===========    ===========

Loss for the period ending
   August 31, 2008 ...........             0             0             0           (288)          (288)
                                 -----------   -----------   -----------    -----------    -----------

Balance - August 31, 2008 ....   210,600,000       210,600      (174,600)       (12,151)        23,849
                                 ===========   ===========   ===========    ===========    ===========

           The accompanying notes are an integral part of these Interim financial statements

                                                   6

                               Premier Nursing Products Corporation
                                   (A Development Stage Company
                                     Statements of Cash Flows
                                                        THREE       THREE      CUMULATIVE RESULTS
                                                        MONTHS      MONTHS     OF OPERATIONS FROM
                                                        ENDED       ENDED       DECEMBER 26, 2006
                                                        31-AUG      31-AUG     (DATE OF INCEPTION)
                                                         2008        2007         TO 8/31/2008
                                                       --------    --------    -------------------
OPERATING ACTIVITIES

   Loss for the period .............................   $   (288)   $ (3,658)        $(12,151)

   Changes in Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses .......          0           0                0
     Increase (decrease) in accounts payable .......          0           0                0
     Increase (decrease) in accrued liabilities ....          0           0                0
     Increase in short-term note payable (leasehold)          0           0                0
                                                       --------    --------         --------
   Net cash used in operating activities ...........       (288)     (3,658)         (12,151)
                                                       --------    --------         --------

INVESTING ACTIVITIES

   Leasehold improvements ..........................          0           0                0
   Goodwill ........................................          0           0                0
                                                       --------    --------         --------
   Net cash used in financing activities ...........          0           0                0
                                                       --------    --------         --------

FINANCING ACTIVITIES

   Common stock issued for cash ....................          0           0           36,000
                                                       --------    --------         --------
   Net cash provided by financing activities .......          0           0           36,000
                                                       --------    --------         --------


INCREASE IN CASH AND CASH EQUIVALENTS ..............          0           0           36,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...     24,137       8,850                0
                                                       --------    --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $ 23,849    $  5,192         $ 23,849
                                                       ========    ========         ========

Supplemental Cash Flow Disclosures:

   Cash paid for:
     Interest expense ..............................   $      -    $      -         $
                                                       ========    ========         ========
     Income taxes ..................................   $      -    $      -         $
                                                       ========    ========         ========

         The accompanying notes are an integral part of these Interim financial statements

                                                 7

                          Premier Nursing Products Corp
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2008
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

Capitalization

The number of Authorized Common Shares was increased from 100,000,000 (One Hundred Million Common Shares) to 250,000,000 (Two Hundred and Fifty Million Common Shares) and the Par Value changed from ($.001) to ($.0001). The Aggregate par value of the Common Shares changed from ($10,000) TO ($25,000) and the Aggregate par value of the Preferred changed from ($2,000) TO ($1.000). The number of authorized preferred shares remained at 10,000,000.

On July 28, 2008 the Corporation's Board of Directors and the holder of a majority of its issued and outstanding common stock adopted resolutions approving an eighteen for one (18:1) forward stock split of the Corporation's issued and outstanding common stock, par value $0.0001 per share. The split became effective August 8, 2008.

                          Premier Nursing Products Corp
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2008
                                   (unaudited)

Note 4 - SUBSEQUENT EVENTS

Changes in Control of Registrant.

         On September 5, 2008, the Company and its principal shareholder and executive officer, Sheldon R. Rose, entered into an agreement with ZRV Consulting Inc. pursuant to which ZRV acquired 162,000,000 shares of Premier for a cash consideration of $300,000. The payment was derived from the cash assets of ZRV. ZRV is owned by Mr. Michael Yuster, and the principal business address of ZRV is 3 Bakley Terrace, West Orange, New Jersey 07052. The transaction was completed on September 5, 2008. As a result of the transaction, there are currently outstanding 210,600,000 common shares of which ZRV owns 162,000,000 common shares or approximately 77% of the outstanding common shares.

         In connection with the above stock purchase agreement, Mr. Rose resigned in all capacities with the Company.

         On September 5, 2008, Mr. Michael Yuster was added to the Board of Directors at Premier and elected as President and Chief Executive Officer.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a development stage company, incorporated in the State of Florida on December 26, 2006, to establish itself as a manufacturing, wholesale marketing and sales company specializing in breastfeeding nursing products.

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

We have not generated any revenues to date and our activities have been limited. To date we have concentrated our efforts in trying to secure financing during this very difficult economic environment.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business.

At August 31, 2008 we had cash on hand of $849 which is not sufficient to pay our operating expense for the balance of the fiscal year. The Funds will be obtained from its management or third parties. If we are unable to secure adequate capital to continue our business or complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Results of Operations
---------------------

The Company did not generate any revenue during the three months ended August 31, 2008 or 2007.

Total expenses the three months ending August 31, 2008 and 2007 represented fees for bookkeeping and professional accounting and the costs associated with stock transfer expense and Edgarizing expense. During the three months ended August 31, 2007 we incurred additional professional fees and costs associated with a registration statement we filed with the Securities and Exchange Commission. We did not have comparable expenses during the three months ended August 31, 2008 and our results for the 2008 period reflect these reduced expenses.

Liquidity and Capital Resources
-------------------------------

At August 31, 2008 we had working capital of $23,849, consisting of prepaid expense of $23,000 and cash on hand of $849 as compared to working capital of $24,137 at May 31, 2008 which reflected our cash position.

Net cash used in operating activities for the three months ended August 31, 2008 was $288 as compared to $3,658 for the three months ended August 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework Based on our assessment we believe that, as of August 31, 2008, our internal control over financial reporting was not effective based on those criteria. The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management's intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2008 the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution effecting an 18 for one forward stock split of the Company's issued and outstanding common stock and in conjunction therewith on July 30, 2008 we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida. The 18:1 forward split became effective on August 8, 2008.

ITEM 5.  OTHER INFORMATION.

On September 25, 2008 the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution changing the name of Premier Nursing Products Corp. to Premier Energy Corp. and in connection therewith on September 25, 2008 we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida. The effective time of the name change will be close of business on October 6, 2008. There will be no mandatory exchange of stock certificates. Following the name change, the share certificates which reflect our prior name will continue to be valid. Certificates reflecting the corporate new name will be issued in due course as old share certificates are tendered for exchange or transfer to our transfer agent, StockTrans, Inc.

Both our CUSIP number and our trading symbol on the OTCBB will change as a result of the name change. The new CUSIP number will be 74050H 106. We will announce the new trading symbol as soon as it has been assigned which should occur immediately prior to the effective date of the name change. It is anticipated that the common stock will be quoted on the OTCBB under our new name beginning on October 7, 2008.

ITEM 6.  EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Premier Nursing Products Corp.


                    BY: /s/ Michael Yuster
                        ------------------
                    Michael Yuster

                    President, Secretary Treasurer,
                    principal executive officer,
                    principal financial and accounting officer and sole Director

                    Dated: October 3, 2008