Form 10-Q/A
period 2008-08-31
PREMIER ENERGY CORP.
filed 2008-10-08
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
COMMISSION FILE NUMBER: 333-145469

                              PREMIER ENERGY CORP.
                              --------------------
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

                         PREMIER NURSING PRODUCTS CORP.
                         ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

EXPLANATORY NOTE:

         This Quarterly Report on Form 10-Q/A for the period ended August 31, 2008 is being filed to correct typographical errors which appeared in the certifications filed under Item 6. Exhibits in our Quarterly Report on Form 10-Q for the period ended August 31, 2008 as filed with the Securities and Exchange Commission on October 3, 2008. To correct these typographical errors we are re-filing the certifications as Exhibits 31.1, 31.2 and 32.1 to this Quarterly Report on Form 10-Q/A. Other than these corrected certifications, there are no other changes in our Quarterly Report on Form 10-Q for the period ended August 31, 2008 as filed with the Securities and Exchange Commission on October 3, 2008.


ITEM 6.  EXHIBITS.

Exhibit
No.                               Description
-------                           -----------

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

                    Premier Energy Corp.

                    By: /s/ Michael Yuster
                        ------------------
                    Michael Yuster
                    President, Secretary Treasurer,
                    principal executive officer,
                    principal financial and accounting officer and sole Director

                    Dated: October 7, 2008