Form 10-Q
period 2008-11-30
PREMIER ENERGY CORP.
filed 2009-01-16
CIK 1408095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 333-145469

                              PREMIER ENERGY CORP.
                       fka Premier Nursing Products Corp.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       20-8724818
            -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
of incorporation or organization)

14785 Preston Road, Suite 550, Dallas, TX                    75254
-----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)

                                 (972) 789-5151
                                 --------------
              (Registrant's telephone number, including area code)

                26 Broadway, 22nd Floor, New York, New York 10004
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Large accelerated filer                 [ ]        Accelerated filer         [ ]
Non-accelerated filer                   [ ]        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 210,600,000 shares of common stock are issued and outstanding as of January 12, 2009.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at November 30, 2008 (unaudited) and May 31, 2008 ..   4

         Statements of Operations for the three months and six months ended November 30, 2008 (unaudited) and 2007 (unaudited) and cumulative results of operations from December 26, 2006 (Date of Inception) to
         November 30, 2008 (unaudited) .....................................   5

         Statements of Changes in Stockholders' Equity (Deficiency) as of
         November 30, 2008 (unaudited) .....................................   6

         Statements of Cash Flows for the six months ended November 30, 2008 (unaudited) and 2007 (unaudited) and cumulative results of operations from December 26, 2006 (Date of Inception) to November
         30, 2008 (unaudited) ..............................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  16

Item 4T. Controls and Procedures. ..........................................  16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  18

Item 1A. Risk Factors. .....................................................  18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  18

Item 3.  Defaults Upon Senior Securities. ..................................  18

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  18

Item 5.  Other Information. ................................................  18

Item 6.  Exhibits. .........................................................  18

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

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "Premier," "we," the "Company," "our," and "us" refers to Premier Energy Corp., a Florida corporation formerly known as Premier Nursing Products Corp.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PREMIER ENERGY CORP.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                          AS OF          AS OF
                                                       NOVEMBER 30,     MAY 31,
                                                           2008          2008
                                                                       (AUDITED)
                                                       ------------    --------

CURRENT ASSETS
  Cash and cash equivalents ........................     $    554      $ 23,907
                                                         --------      --------
    Total current assets ...........................          554        23,907

                                                         --------      --------
TOTAL ASSETS .......................................     $    554      $ 23,907
                                                         ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses ............     $  4,167      $      -
  Advances from related party ......................       11,101             -
                                                         --------      --------
    Total liabilities ..............................       15,268             -
                                                         --------      --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
    Authorized:
      10,000,000 preferred shares, $0.0001 par value
    Issued and outstanding shares 0 ................            -             -
      250,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
      210,600,000 and 210,600,000 respectively .....       21,060        21,600
    Additional paid-in capital .....................       14,940        14,400
    Deficit accumulated during the development stage      (50,714)      (12,093)
                                                         --------      --------
  Total Stockholders Equity (Deficiency) ...........      (14,714)       23,907
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $    554      $ 23,907
                                                         ========      ========

              The accompanying notes are an integral part of these
                          interim financial statements.

                                                     PREMIER ENERGY CORP.
                                              fka Premier Nursing Products Corp.
                                                 (A Development Stage Company)
                                                   Statements of Operations
                                                                                                           CUMULATIVE RESULTS
                                       THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS      OF OPERATIONS FROM
                                          ENDED            ENDED            ENDED            ENDED          DECEMBER 26, 2006
                                       NOVEMBER 30,     NOVEMBER 30,     NOVEMBER 30,     NOVEMBER 30,    (DATE OF INCEPTION)
                                           2008             2007             2008             2007        TO NOVEMBER 30, 2008
                                      -------------    -------------    -------------    -------------    --------------------
REVENUES

EXPENSES
  State of Florida Filing Costs ...   $           -    $           -    $           -    $           -        $         335
  Professional Fees ...............          28,954                -           29,184            3,633               35,638
  Salary expense ..................           4,167                -            4,167                -                4,167
  General and administrative ......           5,313            3,003            5,370            3,003               10,485
  Other Expense / (Income) ........            (101)             164             (100)             189                   89
                                      -------------    -------------    -------------    -------------        -------------

LOSS BEFORE TAXES .................   $     (38,333)   $      (3,167)   $     (38,621)   $      (6,825)       $     (50,714)
                                      -------------    -------------    -------------    -------------        -------------

PROVISION FOR INCOME TAXES ........               -                -                -                -                    -
                                      -------------    -------------    -------------    -------------        -------------

PER SHARE DATA:

  Basic and diliuted loss per share   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                      =============    =============    =============    =============

  Common shares outstanding .......     210,600,000      162,000,000      210,600,000      162,000,000
                                      =============    =============    =============    =============

                      The accompanying notes are an integral part of these interim financial statements.

                                                               5

                                           PREMIER ENERGY CORP.
                                    fka Premier Nursing Products Corp.
                                       (A Development Stage Company)
                              Statements of Stockholders' Equity (Deficiency)
                                                                                 Deficit
                                                                               Accumulated
                                                                Additional       during
                                      Common                      Paid-In      Development
                                      Shares         Amount       Capital         Stage          Total
                                    -----------   -----------   -----------    -----------    -----------
Inception - December 26, 2006 ...             -   $         -   $         -    $         -    $         -

Common shares issued for cash
  at $0.0001 per share to founder
  on December 27, 2006 ..........   162,000,000        16,200        (7,200)             -          9,000

Loss for the year ending
  May 31, 2007 ..................             -             -             -           (150)          (150)
                                    -----------   -----------   -----------    -----------    -----------


Balance - May 31, 2007 Audited ..   162,000,000        16,200        (7,200)          (150)         8,850
                                    ===========   ===========   ===========    ===========    ===========

Common Shares issued for cash
  at $0.0006 (par value $0.001)
  on October 30, 2007 ...........    48,600,000         4,860        22,140              -         27,000

Loss for the Year ending
  May 31, 2008 ..................             -             -             -        (11,943)       (11,943)
                                    -----------   -----------   -----------    -----------    -----------

Balance - May 31, 2008 Audited ..   210,600,000        21,060        14,940        (12,093)        23,907
                                    ===========   ===========   ===========    ===========    ===========

Loss for the six months ended
  November 30, 2008 .............             -             -             -        (38,621)       (38,621)
                                    -----------   -----------   -----------    -----------    -----------

Balance - November 30, 2008 .....   210,600,000   $    21,060   $    14,940    $   (50,714)   $   (14,714)
                                    ===========   ===========   ===========    ===========    ===========

            The accompanying notes are an integral part of these interim financial statements.

                                                     6

                                         PREMIER ENERGY CORP.
                                  fka Premier Nursing Products Corp.
                                     (A Development Stage Company)
                                       Statements of Cash Flows
                                                                                   CUMULATIVE RESULTS
                                                     SIX MONTHS     SIX MONTHS     OF OPERATIONS FROM
                                                        ENDED          ENDED        DECEMBER 26, 2006
                                                    NOVEMBER 30,   NOVEMBER 30,    (DATE OF INCEPTION)
                                                        2008           2007       TO NOVEMBER 30, 2008
                                                    ------------   ------------   --------------------
OPERATING ACTIVITIES
  Loss for the period ..........................      $(38,621)      $ (6,825)           $(50,714)

  Changes in Operating Assets and Liabilities:
  Increase (decrease) in accounts payable and
    accrued liabilities ........................         4,167              -               4,167
                                                      --------       --------            --------
  Net cash used in operating activities ........       (34,454)        (6,825)            (46,547)
                                                      --------       --------            --------


FINANCING ACTIVITIES
  Advance from related party ...................        11,101              -              11,101
  Common stock issued for cash .................             -         27,000              36,000
                                                      --------       --------            --------
  Net cash provided by financing activities ....        11,101         27,000              47,101
                                                      --------       --------            --------


INCREASE IN CASH AND CASH EQUIVALENTS ..........       (23,353)        20,175                 554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        23,907          8,850                   -
                                                      --------       --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....      $    554       $ 29,025            $    554
                                                      ========       ========            ========


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................      $      -       $      -            $      -
                                                      ========       ========            ========
    Income taxes ...............................      $      -       $      -            $      -
                                                      ========       ========            ========

          The accompanying notes are an integral part of these interim financial statements.

                                                   7

                              Premier Energy Corp.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

   (A) BASIS OF PRESENTATION

   The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008 and for all periods presented herein, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements. The results of operations for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

   (B) ORGANIZATION

   Premier Energy Corp. fka Premier Nursing Products, Corp. (a development stage company) (the "Company") was incorporated under the laws of the State of Florida on December 26, 2006. On September 25, 2008 the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution changing the name of Premier Nursing Products Corp. to Premier Energy Corp. and in connection therewith on September 25, 2008 we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of Florida. The effective time of the name change will be close of business on October 6, 2008. There will be no mandatory exchange of stock certificates. Following the name change, the share certificates which reflect our prior name will continue to be valid. Certificates reflecting the corporate new name will be issued in due course as old share certificates are tendered for exchange or transfer to our transfer agent Activities during the development stage include developing the business plan and raising capital.

   (C) USE OF ESTIMATES

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

   (D) CASH AND CASH EQUIVALENTS

   For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At November 30, 2008, the Company did not have any balances that exceeded FDIC insurance limits.

                              Premier Energy Corp.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008

   (E) RECLASSIFICATIONS

   Certain amounts from prior periods have been reclassified to conform to the current period presentation

   (F) STOCK-BASED COMPENSATION

   Effective January 1, 2006 The Company adopted SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

   Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant -date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

   (G) LOSS PER SHARE

   Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of November 30, 2008 and 2007, there we no common share equivalents outstanding.

   (H) BUSINESS SEGMENTS

   The Company operates in one segment and therefore segment information is not presented.

   (I) LONG-LIVED ASSETS

   The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

                              Premier Energy Corp.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008

   (J) RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

   In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

   In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

   In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

                              Premier Energy Corp.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008

   In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
   107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

   In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

   In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what

                              Premier Energy Corp.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008

   information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

   In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

   In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

   (K) FAIR VALUE OF FINANCIAL INSTRUMENTS.

   The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

                              Premier Energy Corp.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008

   (L) INCOME TAXES

   The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2 ADVANCES

   A related party has advanced the Company funds to pay bills. The amounts are non interest bearing and payable upon demand.

NOTE 3 STOCKHOLDERS' EQUITY

   On May 30, 2008, the Company increased its number of Authorized Common Shares from 100,000,000 (One Hundred Million Common Shares) to 250,000,000 (Two Hundred and Fifty Million Common Shares) and the Par Value changed from ($.001) to ($.0001). The Aggregate par value of the Common Shares changed from ($10,000) TO ($25,000) and the Aggregate par value of the Preferred changed from ($10,000) TO ($1,000). The number of authorized preferred shares remained at 10,000,000.

   On July 28, 2008 the Corporation's Board of Directors and the holder of a majority of its issued and outstanding common stock adopted resolutions approving an eighteen for one (18:1) forward stock split of the Corporation's issued and outstanding common stock, par value $0.0001 per share. The split became effective August 8, 2008. All prior amounts have been adjusted retroactive for the stock split.

   On September 5, 2008, the Company and its principal shareholder and executive officer, Sheldon R. Rose, entered into an agreement with ZRV Consulting Inc. pursuant to which ZRV acquired 162,000,000 shares of Premier for a cash consideration of $300,000. . The transaction was completed on September 5, 2008. As a result of the transaction, there are currently outstanding 210,600,000 common shares of which ZRV owns 162,000,000 common shares or approximately 77% of the outstanding common shares.

NOTE 4 COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT AGREEMENT

   On October 16, 2008 The Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus

                              Premier Energy Corp.
                       fka Premier Nursing Products Corp.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2008

   compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of November 30, 2008 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of November 30, 2008 the Company recorded accrued salary of $4,167.

   The agreement may be terminated by us for cause as set forth in the agreement, by us without cause, or by Dr. Prodanovic under certain circumstances. If we terminate the agreement for cause, he is not entitled to any severance benefits. If we should terminate the agreement without cause, we are obligated to pay Dr. Prodanovic an amount equal to his monthly base salary for the greater of 24 months or until he is hired in a new position which is consistent with his experience and stature. If such new position pays less than his then current base salary we are obligated to pay the difference for the balance of the 24 month severance period. If his employment in the new position should terminate prior to the expiration of the 24 month severance period, we are obligated to pay his monthly base salary during the remaining period. In the event we should fail to appoint Dr. Prodanovic Chief Executive Officer and a member of our Board of Directors in any successive periods during the term of the agreement, should we fail to compensate him pursuant to the terms of the agreement, or if there is a material breach of the agreement, Dr. Prodanovic is entitled to terminate the agreement and we shall be obligated to pay him the same severance benefits had we terminated the agreement without cause.

NOTE 5 GOING CONCERN

   The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

   In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

   The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a development stage company, incorporated in the State of Florida on December 26, 2006, to establish itself as a manufacturing, wholesale marketing and sales company specializing in breastfeeding nursing products. We initially intended to develop the market and sell through retail distribution channels (mass merchant retail chains, mass merchant retail food and drug chains, independent retailers and e-commerce retailers) breastfeeding nursing products throughout the United States.

During the earlier part of fiscal 2008 we made a decision to discontinue our previous activities and focus our efforts in a new area concentrating on oil and gas exploration and production. One of the first steps in this new direction included the October 16, 2008 hiring of Dr. Anton Prodanovic as our Chief Executive Officer. We entered into a 24 month employment agreement with Dr. Prodanovic pursuant to which we agreed to pay him an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. We have agreed to grant Dr. Prodanovic options to purchase 200,000 of our common stock at an exercise price equal to fair market value on the date of grant. These options have not yet been granted.

Our efforts will now be focused on the conduct of oil and gas exploration and production activities. We are seeking to create value through a balance of drilling activities, exploration and acquisitions of assets and companies. We will seek to locate and develop natural oil and gas reserves and extract these reserves while maintaining economical production and administrative costs.

In October 2008 we announced that we had initiated the process to acquire a major property in Texas with substantial oil and gas production and reserves as well as other operating business interests. The property is in excess of 400,000 contiguous acres encompassing a number of Texas counties. No financial agreement has been reached to date and none is contemplated at this time.

Results of Operations
---------------------

We did not generate any revenue during the three months and six months ended November 30, 2008.

Total expenses for the three months ending November 30, 2008 and 2007 represented fees for general and administrative and professional fees and the costs associated with stock transfer expense and Edgarizing expense. Total expenses for the three months ended November 30, 2008 were $38,621 of which $29,184 represented professional fees. In addition, we accrued a salary expense (please see the attached employment agreement). This compares to total expenses for the three months ended November 30, 2007 of $3,167. The fees during the three months ended November 30, 2007 associated with a registration statement we filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

At November 30, 2008 we had an accumulated deficit of $50,714 as compared to an accumulated deficit of $12,093 at May 31, 2008. During the three months ended November 30, 2008 ZRV Consulting, a related party, advanced us $11,101 for working capital

We do not have sufficient funds to pay our operating expenses.

Cash Flows

Net cash used in operating activities for the six months ended November 30, 2008 was $34,454 as compared to $6,825 for the six months ended November 30, 2007. These amounts represented our net losses for the respective periods.

Net cash provided by financing activities for the six months ended November 30, 2008 was $11,101 as compared to $0 for the comparable period in fiscal 2008 and represents working capital advances to us from a related party.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

        Management's Report On Internal Control Over Financial Reporting
        ----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1 Employment Agreement dated October 16, 2008 by and between Premier Energy Corp. and Dr. Anton Prodanovic

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

                    Premier Energy Corp.
                    fka Premier Nursing Products Corp.


                    By: /s/ Michael Yuster
                        ------------------
                    Michael Yuster
                    President, Secretary, Treasurer, and Director
                    Principal Executive Officer and Principal Financial and Accounting Officer


                    Dated: January 15, 2009