Form 10-K
period 2008-12-31
PREMIER ENERGY CORP.
filed 2009-05-01
CIK 1408095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  ____________

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2008 to December 31, 2008

333-145569
Commission file number

PREMIER ENERGY CORP.
(Name registrant as specified in its charter)

                Florida                                                         20-8724818
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

14785 Preston Road, Suite 550, Dallas, Texas  75254
(Address of principal executive offices)                 (Zip Code)

Registrant’s telephone number, including area code:	972-789-5151

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the 2,700,000 shares of Common Stock held by non-affiliates of the registrant on June 30, 2008 was $1,890,000. This calculation was made using a price per share of Common Stock of $0.70, the closing price of the Common Stock on the Over-the-Counter Bulletin Board on June 30, 2008, the last business day of the registrant’s most recently completed second quarter.

As of April 28, 2009, there are 210,600,000 shares of the Company’s common stock issued and outstanding.

ON JANUARY 30, 2009, THE COMPANY CHANGED ITS FISCAL YEAR END FROM MAY 31 TO DECEMBER 31 TO CONFORM TO THE FISCAL YEAR END OF OUR KARBON, CJSC, THE COMPANY’S MAJORITY OWNED SUBSIDIARY, WHICH THE COMPANY ACQUIRED ON JANUARY 30, 2009.

THIS TRANSITION FORM 10-K IS BEING FILED AS PART OF THE IMPLEMENTATION OF THAT CHANGE. TO PROVIDE USERS OF THE COMPANY'S FINANCIAL INFORMATION WITH COMPLETE, COMPARABLE HISTORICAL CALENDAR YEAR INFORMATION, THIS FORM 10-K INCLUDES INFORMATION FOR THE SEVEN-MONTH TRANSITIONAL PERIOD ENDED DECEMBER 31, 2008, YEAR ENDED MAY 31, 2008 AND FOR THE PERIOD SINCE INCEPTION (DECEMBER 26, 2006) TO MAY 31, 2007. PREMIER ENERGY CORP. (FKA PREMIER NURSING PRODUCTS CORP.) WAS INCORPORATED ON DECEMBER 26, 2006 UNDER THE LAWS OF THE STATE OF FLORIDA.

TO MAKE THE TRANSITION FROM THE COMPANY'S PRIOR MAY 31 FISCAL YEAR END TO A DECEMBER 31 CALENDAR YEAR, IT IS NECESSARY TO HAVE A SEVEN-MONTH TRANSITION FINANCIAL REPORTING PERIOD ENDING ON DECEMBER 31. THE COMPANY SELECTED THE SEVEN-MONTH PERIOD FROM JUNE 1, 2008 THROUGH DECEMBER 31, 2008 AS THE TRANSITION PERIOD IN ORDER TO ALLOW THIS FILING TO INCORPORATE AUDITED RESULTS FOR THE TWO MOST RECENT YEARS ON A FISCAL YEAR BASIS.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Premier Energy Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1.        Description of Business.

General

Premier Energy Corp. ( “we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on December 26, 2006 under the name “Premier Nursing Products Corp.” The Company changed its name from “Premier Nursing Products Corp.” to “Premier Energy Corp.”  Immediately prior to the acquisition of Karbon (as described below) on January 30, 2009, we had nominal assets and revenues and no business operations.

On January 30, 2009, we entered into a Share Exchange Agreement with Auxerre Trading Ltd., a British Virgin Islands Company (“Auxerre”) pursuant to which we acquired 51% of the outstanding securities of Karbon in exchange for 107,406,000 shares of our common stock (the “Karbon Acquisition”). Considering that, following the merger, Auxerre controls the majority of our outstanding voting common stock and we effectively succeeded our otherwise minimal operations to those that are theirs, Karbon is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Karbon securities for our net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, we have not recognized any goodwill or other intangible assets in connection with this reverse merger transaction. Karbon is the surviving and continuing entities and the historical financials following the reverse merger transaction will be those of Karbon.  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of 51% of KARBON pursuant to the terms of the share exchange agreement.  As a result of such acquisition, our operations, in addition to the acquisition, exploration and development, if warranted, of prospective oil and gas properties, will include (i) consulting and working together with KARBON to plan and execute any exploration and development activities they conduct, (ii) reviewing annualized budgets from KARBON, and (iii) approving costs in excess of certain prescribed amounts by KARBON. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

On January 30, 2009, prior to the Karbon Acquisition and the issuance of the 107,406,000, ZRV Consulting, Inc., the former majority shareholder of Premier, returned 107,406,000 shares of common stock of Premier for cancellation.

Overview and Strategy

Through our majority owned subsidiary, KARBON, which was organized on October 16, 2000 as a Closed Joint Stock Company under the Civil Code of the Russian Federation, we are engaged in the business of producing oil and gas from the North-Kopanskoye Oilfield, exploring and, if warranted, developing new commercial reserves of oil and gas. Our principal products are crude oil and natural gas that are marketed and sold by our majority owned subsidiary, KARBON, primarily through the third party operators of the wells and a third party marketing company. Typically, oil is sold at the wellhead at field-posted prices and natural gas is burned or “flared” near wells.

Our objective is to increase stockholder value by pursuing our corporate strategy of:

-
Economically growing reserves and production, by acquiring under-valued properties with reasonable risk-reward potential and by participating in, or actively conducting, drilling operations in order to further exploit our existing properties;

-	Seeking high-quality exploration and development projects with potential for providing operated, long-term drilling inventories; and

-	Selectively pursuing strategic acquisitions that may expand or complement our existing operations.

The pursuit of our strategy includes the following key elements:

Pursue Attractive Reserve and Leasehold Acquisitions

To date, we have closed one acquisition, the acquisition of 51 % of KARBON.  We will seek to effect opportunistic acquisitions that can provide upside potential, including long-term drilling inventories and undeveloped leasehold positions with attractive return characteristics within the Russian Federation.

Drive Growth through Drilling

We plan to supplement our long-term reserve and production growth through drilling operations.  In 2009, we plan (a) to do a major workover of three existing wells to grow production to 380 barrels of crude oil per day; (b) to use two drilling rigs to drill three new production wells to produce additional 690 barrels of crude oil per day; and (c) to perform a 3-D seismic survey to learn more about the deposit structure to enable us to better designate future development drilling locations and expected growth of reserve estimates. The workover, drilling, completion and seismic work will be done using the presently available local labor, equipment and materials.

Maximize Operational Control

It is strategically important to our future growth and maturation as an independent exploration and production company to be able to serve as operator of our properties when possible to exert greater control over costs and timing in and the manner of our exploration, development and production activities.  In 2009, we acquired 51 % of KARBON with assets that include 3,213 gross acres (1,639 net) with currently estimated total oil reserves of around 30.9 MMBbl. Although the assets also include similar amount of equivalent natural gas resources, we do not plan to start gas production during the first three years of development for reasons of reservoir pressure maintenance.  We are the owner of 51% of the outstanding securities of KARBON and consequently control the activities of KARBON.

 Operate Efficiently and Effectively, and Maximize Economies of Scale Where Practical

As we manage our growth, we are actively focusing on reducing lease operating expenses as well as finding and development costs. In addition, our acquisition efforts are geared toward pursuing opportunities that fit well within existing operations, in areas where we are establishing new operations or in areas where we believe that a base of existing production will produce an adequate foundation for economies of scale.

Distribution Methods, Marketing and Major Customers

The operated oilfield in the Volga-Urals basin has reasonably sufficient infrastructure but may require some new infrastructure. A new oil discovery will also require new infrastructure, such as oil tanks and pumps. Crude oil must be moved from the production site to refineries. These movements can be made using a number of different modes of transportation, including trucks and trains, and also via an oil pipeline, which is available in close proximity with the oilfield. We would not, on our own, be able to distribute any oil and gas we currently produce and further discover, from our operations in Russia. We would need to rely on third party contractors to distribute any such oil and gas or sell any such oil and gas to third parties at the point of production.

When selling domestically, KARBON sells the crude oil to local refineries (on Ex Works terms) or enters into processing agreements with local refineries (for better bargains).  Depending on terms and seasonal conditions, best options are chosen at any particular period of time.

Once we choose to sell crude oil for export, an existing long term contract of sale to Trafigura Group (a global trading businesses, including the supply and offtake of crude oil, petroleum products, liquefied petroleum gas (LPG), metals, ores and concentrates) can be used. Crude oil can be made available for sale under Contract No AUXTRAF-04/07 dated September 4, 2007, that provides KARBON the right to sell to Trafigura during period of exploration up to 32 million barrels of crude oil.

Competition

The oil and gas industry is extremely competitive, particularly in the acquisition of prospective oil and natural gas properties and oil and gas reserves. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. Our competitive position also depends on our geological, geophysical and engineering expertise, and our financial resources.

We believe that the location of our leasehold acreage, our exploration, drilling and production expertise and the experience and knowledge of our management and industry partners enable us to compete effectively in our current operating areas.

Seasonality

Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and warmer summer months but decrease during the spring and fall months (“shoulder months”). Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter and summer requirements during the shoulder months, which can lessen seasonal demand fluctuations.

 In the past, we have not entered into hedging contracts, but we are considering entering various hedging contracts in the future for a portion of our production to reduce our overall exposure to seasonal demand and resulting commodity price fluctuations. The duration of our future hedging contracts will depend on our view of market conditions, available contract prices and our operating strategy at the time the contracts are initiated.

Regarding natural gas, as a producer local to Russia, KARBON is obligated to approach FST (Federalnaya Sluzba po Tarifam) to whom we must sell our gas under local domestic prices that are generally much lower then export prices.

Since December 31, 2007, KARBON has had sales delivery contracts in effect for the entire daily production capacity.

Government Approval and Regulation

We are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits.
KARBON has been abiding by, and will continue to do so, all the Laws and Regulations of the Russian Federation that are applicable to oil and gas exploration, production and distribution activities.  These include, but are not limited to, the Russian Federation Tax Law for oil and gas production and refining, including the following particular taxes: Minerals Extraction Tax (MET: Russian acronym is NDPI), export tax if crude oil is shipped for export, value-added tax (VAT) if crude oil is sold locally in Russia; profit and property taxes, environmental protection taxes and payroll taxes.

Russian joint stock companies are corporate entities with limited liability similar to corporations formed under United States laws. Shareholders of Russian joint stock companies generally are not liable for debts and obligations of the company. However, shareholders of a bankrupt joint stock company may be held liable for debts and obligations of the bankrupt company if they have exercised their authority to undertake an action knowing that bankruptcy would be the result of their actions. In closed joint stock companies, i.e. companies with a limited number of shareholders, such as Karbon, any transfer of shares by a shareholder to a third party is subject to the pre-emptive right of the other shareholders to acquire such shares at the price offered to a third party.

Under Russian law, a simple majority of voting shares is sufficient to control adoption of most resolutions. Resolutions concerning amendment of the company charter, reorganizations (including mergers), liquidation, any increase in authorized shares, or certain "large" transactions require the approval of the shareholders holding in excess of 75% of the outstanding shares.

A Russian joint stock company has no obligation to pay dividends to the holders of common shares. Any dividends paid to shareholders must be recommended by the board of directors and then approved by a majority vote at the general meeting of shareholders.  Dividends may be paid every quarter of a year.

Environmental Laws

The government of the Russian Federations, Ministry of Natural Resources, and other agencies establish special rules, restrictions and standards for enterprises conducting activities affecting the environment. The general principle of Russian environmental law is that any environmental damage must be fully compensated. Under certain circumstances, top officers of the entity causing substantial environmental damage may be subject to criminal liability.

The law of the Russian Federation on subsoil requires that all users of subsoil ensure safety of works related to the use of subsoil and comply with existing rules and standards of environment protection. Failure to comply with such rules and standards may result in termination or withdrawal of the Karbon license.

Employees

Other than our directors and officers, presently we have no employees at the US headquarters. We anticipate that we will be conducting most of our business through our management and any consultants whom we may engage in the USA and worldwide. KARBON has a staff of 35.

Item 1A.                      Risk Factors

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance .

Although our management team has been engaged in the oil and gas business for an extended period of time, we did not begin operations of our current business concept until our recent acquisition of Karbon in January 2009.  We have a limited operating history.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Karbon’s results of operations have not been consistent, and we may not be able to achieve profitability going forward.

Karbon incurred a net loss from our continuing operations amounting to ($1,107,791), ($557,470) and ($662,876) for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, as of December 31, 2008, Karbon has a working capital deficiency of ($102,470). If we incur additional significant operating losses, our stock price, may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above.  Our management believes that our current business plan will be successful and that we believe we will be able to limit our losses; however, our business plan is speculative and unproven. Although there is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.

Our business depends on the level of activity in the oil industry, which is significantly affected by volatile oil prices.

Our business depends on the level of activity in oil exploration, development and production in markets worldwide. Oil prices, market expectations of potential changes in these prices and a variety of political and economic factors significantly affect this level of activity. Oil prices are extremely volatile and are affected by numerous factors, including:

-	worldwide demand for oil and gas;
-	the ability of the Organization of Petroleum Exporting Countries, commonly called "OPEC," to set and maintain production levels and pricing;
-	the level of production in non-OPEC countries;
-	the policies of the various governments regarding exploration and development of their oil and gas reserves;
-	advances in exploration and development technology; and
-	the political environment of oil-producing regions.

The nature of oil and gas business exposes us to potential liability claims and contract disputes which may reduce our profits.

We have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business.

We are vulnerable to the cyclical nature of the oil and gas business.

The oil and gas business involves many operating risks that can cause substantial losses. Insurance may not be adequate to protect against all these risks. The oil and gas business involves a variety of operating risks, including:
- fire;
- explosion;
- blow-out;
- uncontrollable flows of oil, gas, or well fluids;
- natural disasters;
- pipe failure;
- casing collapse;
- stuck tools;
- abnormally pressured formations; and
- environmental hazards such as oil spills, gas leaks, pipeline ruptures and discharges of toxic gases.

Our business involves numerous operating hazards.

Our operations are subject to the usual hazards inherent in drilling for oil, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings or fires. The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury or death to rig personnel. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by oil and gas companies.

Although we maintain insurance in the areas in which we operate, pollution and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position and results of operations.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have material adverse effect on our results of operations in the periods taken. Our international operations involve additional risks not associated with domestic operations.

We primarily operate in Russia and any change in any law or policy by the government could have a negative impact on our operations

While there have been improvements in the Russian economic situation, such as an increase in gross domestic product and a reduced rate of inflation, Russia continues economic reforms and development of its legal, tax and regulatory frameworks as required by a market economy. The future stability of the Russian economy is largely dependent upon these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by the government. In addition, laws and regulations, including interpretations, enforcement and judicial processes, continue to evolve in Russia. Other laws and regulations and certain other restrictions have a significant effect on the Company's industry, including, but not limited to the following issues:

-	rights to use subsurface resources,
-	environmental matters,
-	site restoration,
-	transportation and export,
-	corporate governance,
-	taxation, etc.

Any shift in any policy or law by the Russian government or courts may negatively impact our results of operations.

The tax laws in Russia provide the government with flexibility in levying taxes which could result in additional taxes having an adverse effect on the Company’s financial condition and result of operations.

The taxation system in the Russian Federation is relatively new and is characterized by frequent changes in legislation, official pronouncements and court decisions, which are often unclear, contradictory and subject to varying interpretation by different tax authorities. Taxes are subject to review and investigation by a number of authorities, which have the authority to impose severe fines, penalties and interest charges. A tax year remains open for review by the tax authorities during the three subsequent calendar years.

Russian transfer pricing rules were introduced in 1999, giving Russian tax authorities the right to make transfer pricing adjustments and impose additional tax liabilities in respect of all “controlled” transactions, provided that the transaction price deviates from the market price by more than 20%. Controlled transactions include transactions between related entities and certain other types of transactions between independent parties, such as foreign trade transactions with significant (by more than 20%) price fluctuations.

The Russian transfer pricing rules are vaguely drafted, leaving wide scope for interpretation by Russian tax authorities and courts. Due to the uncertainties in interpretation of transfer pricing legislation, the tax authorities may challenge the Company’s prices and propose an adjustment. If such price adjustments are upheld by the Russian courts and implemented, the Company’s future financial results could be adversely affected. In addition, the Company could face significant losses associated with the assessment of prior tax underpaid and related interest and penalties, which could have an adverse effect on the Company’s financial condition and results of operations.

Fluctuations in exchange rates could result in losses to us.

Another risk inherent in our international operations is the possibility of currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Anton Prodanovic, Alexey Goleshev, Bosko Popovic and Aslanbi Kodzokov, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Secretary, respectively.  The loss of any of these individuals could have a material and adverse effect on our business operations.

Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We may engage in acquisitions, which will consume resources and may be unsuccessful or unprofitable.

We have pursued, and we intend to continue to pursue, a strategy of other oil and gas reserves that fit within our business model.  However, acquisitions are not always successful or profitable.  Any future acquisitions could expose us to risks, including risks associated with assimilating new operations and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies.  Acquisitions may also result in additional expenses from amortizing acquired intangible assets.  If we attempt an acquisition and are unsuccessful in its completion, we will likely incur significant expenses without any benefit to our company.  If we are successful in completing an acquisition, the risks and other problems we face may ultimately make the acquisition unprofitable.  Failed acquisition transactions and underperforming completed acquisitions would burden us with significant costs without any corresponding benefits to us, which could cause our stock price to decrease, perhaps significantly.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our sole director who has an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We did not include a management report or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2007 pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in that annual report. We will be required to include the management report in the annual report for the year ending December 31, 2008. In addition, for our fiscal year ending December 31, 2008 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

There is no public market for our common stock and our shares of common stock are subject to significant restrictions on their transferability.

There is currently no developed public market for the shares of our common stock. While we intend to seek a broker dealer who will file an application with the OTC Bulletin Board and make a market in our securities, there is no assurance that a broker dealer will be interested in making a market in our stock or that an active market in our stock will ever develop. In addition, all the shares of common stock have not been registered under the Securities Act or under the securities laws of any state or other jurisdiction. As a result, such securities can be transferred without registration under the Securities Act or, if applicable, the securities laws of any state or other jurisdiction only if such registration is not then required because of an applicable exemption therefrom. Compliance with the criteria for securing exemptions under the Securities Act and the securities laws of various states is extremely complex. While we have no requirement to register the shares of our common stock under the Securities Act so as to permit the public resale thereof, we intend to file a registration statement under the Securities Act with the Securities and Exchange Commission in order to register the resale of shares of our Common Stock. Accordingly, an investment in our company is suitable only for persons who have no need for liquidity in the investment, and can afford to hold unregistered securities for an indefinite period of time.

If a public market for our common stock develops, trading will be limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

Item 1B.                      Unresoloved Staff Comments.

None.

Item 2.        Description of Property.

Our principal offices are located at 14785 Preston Road, Suite 550, Dallas, TX 75254. We pay $2,500 per month in rent and our lease is open-ended.

Pursuant to a share exchange agreement among our Company and KARBON, we have acquired the 51 % controlling interest in KARBON.

KARBON owns the license that contains the North-Kopanskoye Oilfield and operates the field. As of September 30, 2008, through our ownership in the majority interest of KARBON, we owned interests in a total of three producing wells and had an interest in 3,213 gross acres (1,639 net) with over 26 prospective drilling locations for oil production in the North-Kopanskoye Field (14 wells in the Artinsky-1 Reservoir and 12 wells in the Bashkirian A-4 Reservoir, along with 3 injection wells). Concurrently, we have been evaluating other prospective locations that we believe are hydrocarbon prone.

Acreage

The following table sets forth the total gross and net acres of developed and undeveloped oil and gas leases in which our company, through our subsidiary, had working interests as of December 31, 2008:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
North-Kopanskoye	578	295	2,635	1,344	3,213	1,639

*	Represents properties that are either currently operated by us or which are expected to be operated by us when development commences on the properties.

Title to Properties

A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. We also perform a title investigation before acquiring undeveloped leasehold interests.

Reserves

All our reserves are presently located within the Russian Federation, in the North-Kopanskoye Field.  Over the last two years, 2007 and 2008, we have produced over 45,000 barrels of crude oil (at an average rate of about 60 barrels per day).

The independent petroleum engineering firm DeGolyer and MacNaughton of Dallas, Texas, evaluated 100% of the properties and issued an appraisal report dated November 27, 2007 on oil and gas reserve estimates as of December 31, 2006, included in the table below.  No new reserves were added since then; thus the proved developed reserves for 2008 and 2007 shown in the table reflect the yearly oil and gas production, as reserve depletion, equal to 27 and 17 MBbl of oil and 26 and 17 MMcf of gas per year, respectively.

	As of As of December 31,
	2008	2007	2006
	(dollars in thousands)

Proved developed oil reserves (MBls)	15	37	64
Proved undeveloped oil reserves (MBls)	8,029	8,029	8,029
Total proved oil reserves (MBls)	8,044	8,066	8,093

Proved developed gas reserves (MMcf)	129	151	177
Proved undeveloped gas reserves (MMcf)	45,060	45,060	45,060
Total proved gas reserves (MMcf)	45,189	45,211	45,237

Total proved oil equivalents (MBbl) (1)	15,565	15,601	15,632
Total proved gas equivalents (MMcfe) (1)	93,453	93,607	93,795

Present value of estimated future net cash flows
before income taxes, discounted at 10% (2)	$13,016	$44,461	$58,076

Reconciliation of non-GAAP financial measure:
PV-10 (3)	$13,016	$44,461	$58,076
Less: Undiscounted income taxes	2,872	19,754	24,736
Plus: 10% discount factor	191	2,521	3,156
Discounted income taxes	2,681	17,233	21,580
Standardized measure of discounted future net cash flows	$10,335	$27,778	$37,844

(1)	Oil is converted to Mcfe of gas equivalent at six Mcfe per barrel, and vice versa.

(2)
Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenues.

(3)
Karbon’s standardized measure does not reflect any future income tax expenses because it was not subject to income taxes. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

The average prices utilized for the first 9 months of 2008, and at December 31 of 2007 and 2006, respectively, were $1.18, $0.87 and $0.54 per Mcf, and $32.67, $31.86 and $31.67 per barrel of oil.

The period of January 1, 2007 to December 31 , 2008 has seen no significant changes in either geological reserves or business activity of the company that could significantly affect the oil and gas extraction activity within the North-Kopanskoye Field. Therefore, apart of the reported oil and gas produced during that period, the originally available data as of December 31, 2006 and various assumptions prepared during the compilation of the underlying data are believed to be reasonably accurate updates for December 31 , 2008 and December 31, 2007.

The PV-10 values shown in the above table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by KARBON, our majority owned subsidiary. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

The table above also shows a reconciliation of our PV-10 to our standardized measure of discounted future net cash flows (the most directly comparable measure calculated and presented in accordance with GAAP). PV-10 is our estimate of the present value of future net revenues from estimated proved oil and natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV-10 to be an important measure for evaluating the relative significance of our oil and natural gas properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP. Reference should also be made to the Supplemental Oil and Gas Information included in the Consolidated Financial Statements for additional information.

North-Kopanskoye Oilfield

The North-Kopanskoye field covers an approximate area of 13 square kilometers and lies about 55 kilometers southeast of the city of Orenburg and 30 kilometers south of the Orenburg gas-condensate field.

The field is in the Urals Foredeep Province in the Volga-Urals Basin.

The North Kopanskoye field is a broad north/south-oriented elongated anticline structure. There are four domes on the structure. The central dome is the largest of the four. There are two smaller domes to the south and one smaller dome to the north. The field contains two reservoirs, the Pennsylvanian Bashkirian A-4 and Permian Artinskian Artinsky-1.

The Bashkirian A-4 and Artinsky-1 are structurally trapped, carbonate reservoirs. The Bashkirian A-4 reservoir accumulated oil on two of the four individual domes and is limited by OWCs. The Artinsky-1 reservoir has a larger accumulation of oil limited by an OWC, an associated gas cap, and a separate nonassociated gas accumulation that is limited by a GWC.

The Artinsky-1 reservoir accumulations are trapped on three of the structural domes in two separate accumulations. The central and northern domes contain a continuous accumulation. This accumulation consists of oil and an associated gas cap. It is mapped as high as 1,900 meters true vertical depth subsea (TVDSS) with a GOC at 1,979.5 meters TVDSS and an OWC at 2,021 meters TVDSS.

The area of the Artinsky-1 oil accumulation is about 10.2 square kilometers and the average thickness is 8.8 meters. The estimated volumes above the highest known oil in the 131 well on the northern dome as well as the volumes located in the saddle area between the northern and central domes have been associated with probable reserves. The highest oil test in the 127 well was at 1,976.9 meters TVDSS. The 127 and 128 wells tested oil and water across the intervals of 2,021.9 to 2,028.9 meters TVDSS and 2,008.9 to 2,029.9 meters TVDSS, respectively. The highest water-only test at 2,043.9 meters TVDSS occurred in the 128 well. The 129 well tested "no flow" in the Artinsky-1 reservoir over a low porosity and low permeability interval, as indicated by log interpretation. The northern dome of this accumulation tested oil from two different intervals down to 2,015 meters TVDSS in the 131 well.

The gas cap above the central dome of the Artinsky-1 oil reservoir is defined by gas and condensate tests in the 127 and 129 wells. The deepest gas test was at 1,984.9 meters TVDSS in the 129 well. The average thickness in this gas cap is 5.1 meters with an area of approximately 2.8 square kilometers.

The Artinsky-1 accumulation on the small southern structure, tested by the 109 well, is a nonassociated gas reservoir with a GWC estimated at 2,030 meters TVDSS. This gas reservoir has an area of approximately 1.2 square kilometers and estimated average thickness of 5.8 meters (Figure 5). The 109 well tested gas and condensate down to 2,027.6 meters TVDSS and the adjacent 101 well tested water as high as 2,036.7 meters TVDSS.

The Bashkirian A-4 Central reservoir is mapped as high as 2,800 meters TVDSS. The OWC is estimated at 2,839 meters TVDSS. This reservoir encompasses about 4.3 square kilometers with an average thickness of 12.4 meters. Oil was successfully tested in the 130 and 133 wells. Both wells tested water-free oil with the deepest oil test in the 130 well at 2,839 meters TVDSS. A test in the 133 well over an interval of 2,832.2 to 2,842.8 meters TVDSS produced oil and water.

The accumulation on the smaller southern dome, the Bashkirian A-4 South reservoir, is mapped as high as 2,900 meters TVDSS with an OWC at 2,905 meters TVDSS. This reservoir covers approximately 0.7 square kilometers and has an average thickness of 3.4 meters. The smaller southern accumulation was proved by a test in the 108 well with oil-only down to 2,900.8 meters TVDSS and water tested as high as 2,929.8 meters TVDSS.

The Concession area of the North-Kopanskoye field for Exploration is located and delimited by the following geographic coordinates:

COORDINATES	LATITUDE:	LONGITUDE
1	51° 22,3'	55° 32,8'
2	51° 27,3'	55° 32,8'
3	51° 27,3'	55° 36,4'
4	51° 22,3'	55° 36,4'
Approximate area: 3,213 acres.

Item 3.        Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Except as disclosed below we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “PNRC.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year 2008
	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$1.50	$0.70
Fourth Quarter	$1.20	$0.20

Holders

As of April 30, 2009, we had approximately 73 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is StockTrans, Inc.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

 Recent Sales of Unregistered Securities

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D:.

On January 30, 2009, we entered into a Share Exchange Agreement with Auxerre Trading Ltd., a British Virgin Islands Company (“Auxerre”) pursuant to which we acquired 51% of the outstanding securities of Karbon in exchange for 107,406,000 shares of our common stock (the “Karbon Acquisition”).

On January 30, 2009, prior to the Karbon Acquisition and the issuance of the 107,406,000, ZRV Consulting, Inc., the former majority shareholder of Premier, returned 107,406,000 shares of common stock of Premier for cancellation.

Item 6.  Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.        Management’s Discussion and Analysis or Plan of Operations.

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

Our immediate priority is to secure suitable financing to continue with the business of Karbon as a result of the recent transaction.  Prior to concluding the merger Premier’s sole purpose was the acquisition or combination with a business prospect. This was critical to insure our survival and to preserve our shareholder's investment in our common shares. Even with the completed transaction the company will have to obtain sufficient capital to sustain its operations in that Karbon operations are currently not profitable.  This discussion historically relates to financial results of Premier Energy as a standalone entity prior to its merger with Karbon. One should also refer to the financial statements of Karbon and related proformas filed on form 8/A and filed as an exhibit to this form and to managements discussion of operations contained in that document.  Unless necessary funding is secured in a timely fashion, we believe our operation post merger with Karbon may continue to be not profitable and in need of  further significant financing.

RESULTS OF OPERATIONS

Our Company posted losses of $72,985 for the seven months ended December 31, 2008 compared to $11,943 for year ended May 31, 2008.  The company continued to have no source of revenues or any other income for the period, Significant components of operating expenses were Professional fees rose from $6,454 to $46,619, an increase of $40,165 as a result of maintaining regulatory compliance of being a public company and Salary expense rose from the year ended May 31, 2008 for the seven months ended December 31, 2008 by $20,833 as a result of hiring a chief executive officer.

From inception to December 31, 2008 we have incurred losses of $ 85,078. The principal components of our losses for this period as above were regulatory compliance and officer’s salary in addition to general and administration expense relating to rent and other office type expenses.

LIQUIDITY AND CASH RESOURCES

At December 31, 2008 we had negative working capital of ($49,078) compared to $23,907 at May 31, 2008. At December 31, 2008 we had $ 20,290 in cash compared to 23,907 in cash as of May 31, 2008.

Because of a minimum amount of cash and not being able to generate any revenue from Premier Energy all future liquidity from operations will have to come from Karbon’s operations. However, since Karbon has had continued losses the combined operation will have to raise additional funds for the development of the business and to respond to unanticipated requirements or expenses.

We are in the process of attempting to secure arrangements for financing, but we can provide no assurance to investors we will be able to secure such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business may then likely fail.

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition;

•	General economic conditions; and

•	Changes in regulations

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included herein.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on the financial statements of Premier prior to its merger with Karbon.  Management feels the critical accounting policies of Karbon, the operation that will essentially represent the primary operations of Premier on a go forward basis. are the most significant critical representations. As such the following policies are primarily Karbon’s. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In the following discussion, we have identified the accounting estimates which we consider as the most critical to aid in fully understanding and evaluating our reported financial results in the future. Estimates regarding matters that are inherently uncertain require difficult, subjective or complex judgments on the part of our management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates.

Successful Efforts Method of Accounting

We will account for our natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells, and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled which have targeted geologic structures which are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs may require managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.

Reserve Estimates

Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and work-over costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Impairment of Oil and Gas Properties

We review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds.

 Stock-Based Compensation

Stock and stock-based grants are charged to earnings over the period services are provided, which is generally equivalent to the vesting period.

We accrue for anticipated vesting of stock grants in interim reporting periods based upon our best estimates at the time of the interim period of the conditions and criteria under which the options will vest. These conditions and criteria include service through the vesting date, announced future terminations, performance criteria based upon most recent forecasts and market conditions where appropriate. The estimates used are subjective and based upon management’s judgment and may change over time as experience emerges. Changes to the interim accruals due to changes in the estimates of the conditions and criteria are recorded in the period in which the estimate changes occur.

Asset Retirement Obligations

Legal obligations associated with the retirement of long-lived assets result from the acquisition, construction, development and normal use of the asset. The Company’s asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines and other equipment used in the field operations. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The estimated fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial statements as of December 31, 2008.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.        Financial Statements.

The financial statements begin on Page F-1.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 5, 2009 (the “Dismissal Date”), the Company advised Moore & Associates Chartered (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 30, 2009.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended May 31, 2008 and May 31, 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements as of and for the years ended May 31, 2008 and May 31, 2007, contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had a net loss as of May 31, 2008.

During the years ended May 31, 2008 and May 31, 2007, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended May 31, 2008 and May 31, 2007, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter is incorporated by reference as Exhibit 16.1.

On January 30, 2009 (the “RBSM Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008.  The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the RBSM Engagement Date, the Company has not consulted with RBSM regarding either:

1.
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

On April 16, 2009 (the “Resignation Date”),  RBSM advised the Company that it was resigning as the Company’s independent registered public accounting firm. RBSM was engaged on January 30, 2009 and did not issue a report on the Company’s consolidated financial statements during the most recent two fiscal years and through the Resignation Date. From  January 30, 2009 through April 16, 2009 , the Company has not had any disagreements with RBSM  on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s  satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such year.From January 30, 2009 through April 16, 2009 , there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that RBSM furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter is incorporated by reference as Exhibit 16.2.

On April 16, 2009 (the “Femida Engagement Date”), the Company engaged Audit Firm “Femida-Audit”, LLC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Femida Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
except to the extend that the New Auditor audited the financial statements of the Company’s wholly owned subsidiary (KARBON, CJSC) for the years ended December 31, 2008, 2007 and 2006, the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our disclosure controls and procedures were not effective as the Company did not have the needed accounting personnel to perform required functions.  In order to remediate this weakness, during the second quarter of 2009, the Company engaged RBSM LLP as  an independent consultant to evaluate its needs and provided needed accounting services.

Managements Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance, not absolute assurance, with respect to financial statement preparation and presentation. The design of an internal control system reflects resource constraints and the benefits must be considered relative to the costs of implementing and maintaining the system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008 the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as set forth above in the Evaluation of Disclosure Controls and Procedures, there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.        Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2008, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

   Executive Officers and Directors

Below are the names and certain information regarding Premier’s executive officers and directors following the acquisition of Premier.

Name	Age	Position
Dr. Anton Prodanovic	63	Chief Executive Officer and Director
Michael Yuster	51	President and Director
Alexey Goleshev	37	Chief Financial Officer and Director
Bosko Popovic	46	Chief Operating Officer and Director
Aslanbi Kodzokov	42	Secretary and Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Dr. Anton Prodanovic , our Chief Executive Officer and a director of the Company, has been focused on the evaluation, planning, permitting, contracting, construction and management of various energy projects. From 2000 until joining our company, Dr. Prodanovic has served as a consultant to various oil and gas projects, renewable energy sources and emerging alternative fuel projects. Between 1984 and 2000, Dr. Prodanovic served in various capacities with Mobil Corporation as an officer or senior executive with various divisions and projects within Mobil Corporation, and from 1976 until 1984 he was a Senior Research Associate with Exxon Production Research Co., a division of Exxon Corporation. Dr. Prodanovic is a member of the American Society of Civil Engineers and the American Society of Mechanical Engineers. He was co-founder or organizer of Offshore Mechanics & Arctic Engineering, Polar Offshore Arctic Conferences, Offshore Technology Conferences and Russian Arctic Offshore Conferences. A Fulbright scholar (1973), Dr. Prodanovic also served as Assistant Professor at the University of Sarajevo, Yugoslavia and was a Research Assistant at Rice University. Dr. Prodanovic holds a Ph.D. in Structural Engineering from Rice University, an M.A. in International Business from the University of Texas and a B.S. in Civil Engineering from the University of Sarajevo.

Michael Yuster, our President and a director, has served as principal executive officer and sole director of ZRV Consulting Inc., West Orange, New Jersey, which provides consulting services to various commercial companies and businesses since June 11, 2008. Between March 2001 and April 1, 2007, Mr. Yuster was Vice President of Medical Adult Daycare Center and Always Care Adult Center Inc., Old Bridge, New Jersey. Between 1996 and 2001, Mr. Yuster was Director of Operations for Available Care Inc., Medical Transportation Company and Ambulance and Invalid Coach, Milltown, New Jersey.

Alexey Goleshev, our Chief Financial Officer and a director, has served as Vice President of National Republic Bank (Russia) since June 2003 where has been responsible for planning of oil and gas project financing.  From November 1998 through June 2001, Mr. Goleshev has served as the President of Codexbank.  Mr. Goleshev holds a MBA from the Pacific Coast University.

Bosko Popovic , our Chief Operating Officer and a director, has served as a Director of a Representation Office for Auxerre Trading Ltd, a significant shareholder of the Company, since October 2005 where he has monitored and controlled assets in Russia and traded crude oil and products.  From July 2003 through September 2005, Mr. Popovic served as Director of the Moscow office where he was responsible for processing and supplying crude oil.  Mr. Popovic holds an engineering degree from the University of Belgrade.

Aslanbi Kodzokov, our Secretary and a director, has since 2006, served as the Deputy General Director for the Legal Department of OOO Rossgaz and the Director of the Legal Department for OAO Hydrometalurg from 2002 to 2006.  From 2000 to 2002, Mr. Kodzokov served as the General Director of Moscow Institute of Economy and Law.  Mr. Kodzokov   earned an economics degree from the Government University of Kabardino-Balkaria and a law degree from the Moscow Institute of Economy and Law.

Committees

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Nominating Committee

The Board of Directors does not have a standing nominating committee.  Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Florida law.

Audit Committee

The Board of Directors acts as the audit committee but it intends on appointing an audit committee.  The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires  executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC for Companies registered under Section 12 of the Exchange Act (“Section 12”) . Since we are not registered under Section 12, the executive officers, directors and greater than ten percent beneficial owners were not required by SEC regulations to file forms under 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Item 11. Executive Compensation

Neither Karbon nor Premier have paid their executive officers any compensation during the last two fiscal years.

Employment Agreements

On October 16, 2008 we entered into an employment agreement with Dr. Prodanovic. Under the terms of this   24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, we agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. We have agreed to grant Dr. Prodanovic options to purchase 200,000 of our common stock at an exercise price equal to fair market value on the date of grant. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment .

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

We have entered two year employment agreements with each of Alexey Goleshev, Bosko Popovic and Aslanbi Kodzokov providing annual salaries of $50,000.

Outstanding Equity Awards at Fiscal Year-End

The Company’s Named Executive Officers did not hold unexercised options or any other stock awards as of the end of our years ended December 31, 2008 and  2007, respectively.   As such, the table has been omitted.

Director Compensation and Committees

We presently are considering to pay compensation to our directors for acting in such capacity, including the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

Directors did not receive compensation for the fiscal year ended December 31, 2008.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 28, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Anton Prodanovic *	0	**
Michael Yuster *(3)	54,594,000	25.9%
Alexey Goleshev *	0	**
Bosko Popovic *	0	**
Aslanbi Kodzokov *	0	**

Auxerre Trading Ltd.	107,406,000	51.0%

All officers and directors as a group (5 persons)	54,594,000	25.9%
*Executive officer and/or director of Premier.
 ** Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Premier Energy Corp., 14785 Preston Road, Suite 550, Dallas, Texas 75254.

(2)
Applicable percentage ownership is based on 210,600,000 shares of common stock outstanding as of April 30, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of April 30, 2009 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Shares are held by ZRV Consulting, Inc. which is wholly owned by Mr. Yuster.

Item 13. Certain Relationships And Related Transactions

On January 30, 2009, we entered into a Share Exchange Agreement with Auxerre Trading Ltd., a British Virgin Islands Company (“Auxerre”) pursuant to which we acquired 51% of the outstanding securities of Karbon in exchange for 107,406,000 shares of our common stock (the “Karbon Acquisition”).  Bosko Popovic, an executive officer and director of the Company, is an employee of Auxerre.

On January 30, 2009, prior to the Karbon Acquisition, ZRV Consulting Inc., the former majority shareholder of Premier, returned 107,406,000 shares of common stock of Premier for cancellation.   Michael Yuster, a director and officer of the Company, is the sole owner and director of ZRV Consulting, Inc.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14.        Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and May 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2008	May 31, 2008

(i) Audit Fees	$2000.00	$4,800.00	(1)

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

(1) includes $1,800.00 accrued audit fees for 12/31/2008 audited financial statements

Item 15.        Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (4)
3.2	Bylaws (4)
10.1	Share Exchange Agreement dated as of January 30, 2009 by and among Auxerre Trading Ltd., Karbon, CJSC and Premier Energy Corp. (1)

10.2	Employment Agreement between Premier Energy Corp. and Alexey Goleshev (1)

10.3	Employment Agreement between Premier Energy Corp. and Bosko Popovic (1)

10.4	Employment Agreement between Premier Energy Corp. and Aslanbi Kodzokov (1)

16.1	Letter from Audit Firm Femida-Audit LLC, dated February 11, 2009 (2)

16.2	Letter from RBSM LLP, dated April 21, 2009 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Karbon, CJSC Financial Statements for the years ended December 31, 2008, 2007 and 2006

(1)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on February 2, 2009.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February12, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.
(4)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENERGY CORP.

Date: April 30, 2009	By:/s/ Dr. Anton Prodanovic
Dr. Anton Prodanovic
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2009	By: /s/Alexey Goleshev
Alexey Goleshev
Chief Financial Officer and Director (Principal Financial & Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Anton Prodanovic as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. Anton Prodanovic Dr. Anton Prodanovic	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ Alexey Goleshev Alexey Goleshev	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 30, 2009

/s/ Michael Yuster Michael Yuster	President and Director	April 30, 2009

/s/ Bosko Popovic Bosko Popovic	Chief Operating Officer and Director	April 30, 2009

/s/Aslanbi Kodzokov Aslanbi Kodzokov	Secretary and Director	April 30, 2009

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS
PREMIER ENERGY CORP.
FKA PREMIER NURSING PRODUCTS CORP.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheet of Premier Energy Corp. fka Premier Nursing Products Corp. (a Development Stage Company), as of December 31, 2008 and the related statements of operations, stockholders` equity and comprehensive income and cash flows for the seven month period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Energy Corp. fka Premier Nursing Products Corp. (a Development Stage Company), as of December 31, 2008, and the results of its operations and its cash flows for the 7 months’ period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficit that raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Audit Firm “Femida-Audit”, LLC

Audit Firm “Femida-Audit”, LLC

Moscow, Russia
April 28, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Premier Energy Corporation fka Premier Nursing Products Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Premier Energy Corporation fka Premier Nursing Products Corporation (A Development Stage Company) as of May 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Energy Corporation fka Premier Nursing Products Corporation (A Development Stage Company) as of May 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has continuing losses and a working capital deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
July 14, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

PREMIER ENERGY CORP.
fka Premeier Nursing Products Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	May 31, 2008
ASSETS
Current Assets:
Cash	$20,290	$23,907
	20,290	$23,907

TOTAL ASSETS	$20,290	$23,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and accrued expenses	$38,268	$-
Advances from related parties	31,100	-
	69,368	-

TOTAL LIABILITIES	69,368	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none
issued and outstanding	-	-
Common Stock, $0.0001 par value,
100,000,000 shares authorized,
210,600,000 shares issued and outstanding	21,060	21,060
at December 31, 2008 and May 31, 2008, respectively
Additional Paid-in Capital	14,940	14,940
Accumulated Deficit during development stagem	(85,078)	(12,093)

	(49,078)	$23,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,290	$23,907

See accompanying notes to financial statements

PREMIER ENERGY CORP.
fka Premier Nursing Products Corp.
(A Development Stage Company)
Statements of Operations

			From Inception
	Seven months Ended		(December 26, 2006) to
	December 31, 2008	Year Ended May 31, 2008	December 31, 2008

Revenue	$-	$-	$-

Operating expenses:
Filing fees	-	185	335
Professional fees	46,619	6,454	53,073
Salary expense	20,833	-	20,833
General and administrative	5,634	5,115	10,749
	73,086	11,754	84,990

Other expense(income)	(101)	189	88

Operating loss	(72,985)	(11,943)	(85,078)

Loss Before Provision for
Income Taxes	(72,985)	(11,943)	(85,078)

Income Tax Expense(Benefit)	-	-	-

Net Loss	$(72,985)	$(11,943)	$(85,078)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	210,600,000	202,367,214

See accompanying notes to financial statements

PREMIER ENERGY CORP.
fka Premier Nursing Products Corp.
( A Development Stage Company)
Statements of Stockholders Equity
For the period December 26, 2006 (date of inception) to December 31, 2008

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Common shares issued for cash at $0.0001 per share
to founder on December 27, 2006	162,000,000	$16,200	$(7,200)	$-	$9,000

Net loss for period ended May 31, 2007	-	-	-	$(150)	(150)

Balance at May 31, 2007	162,000,000	16,200	$(7,200)	$(150)	$8,850

Common shares issued for cash at $0.0006 (par value $0.0001)
on October 30, 2007	48,600,000	4,860	22,140		27,000

Net loss for year ended May 31, 2008				(11,943)	(11,943)

Balance at May 31, 2008	210,600,000	$21,060	$14,940	$(12,093)	$23,907

Net loss for seven months ended December 31,2008				(72,985)	(72,985)

Balance at December 31, 2008	210,600,000	$21,060	$14,940	$(85,078)	$(49,078)

See accompanying notes to financial statements

PREMIER ENERGY CORP.
fka Premier Nursing Products Corp.
( A Development Stage Company)
Statements of Cash Flows

			From Inception
			(December 26, 2006) to
	Seven Months Ended	Year ended May 31, 2008	December 31, 2008
Cash Flows from Operating Activities:

Net Loss	$(72,985)	$(11,943)	$(85,078)

Changes in Assets and Liabilities:
Accounts Payable and accured liabilities	38,268	-	38,268

Net Cash Used in Operating Activities	(34,717)	(11,943)	(46,810)

Cash Flows from Financing Activities:
Proceeds from Advance from related party	31,100	-	31,100
Proceeds from sale of common stock	-	27,000	36,000
	31,100	27,000	67,100

Net increase(decrease) in cash	(3,617)	15,057	20,290

Cash at beginning of period	23,907	8,850	-

Cash at end of period	$20,290	$23,907	$20,290

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-	$-

Taxes paid	$-	$-	$-

Non-Cash Tranactions:
Common stock issued for services rendered	$30,640	$12,000	$42,640

Warrants, options and stock issued for debt financing	$23,950	$172,000	$-

See accompanying notes to financial statements

Premier Energy Corp.
fka Premier Nursing Products Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION

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

(B) USE OF ESTIMATES

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

(C) CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2008, the Company did not have any balances that exceeded FDIC insurance limits.

Premier Energy Corp.
fka Premier Nursing Products Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

(D) RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation

(E) STOCK-BASED COMPENSATION

Effective January 1, 2006 The Company adopted SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123.) The company has yet to award any stock compensation, so the adoption of the this pronounce has had not material effect on the financial statements

Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant -date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

(F) LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2008 and 2007, there we no common share equivalents outstanding.

(G) BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

(H) LONG-LIVED ASSETS

The Company intend to account for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. Currently the Company has no long-lived assets

Premier Energy Corp.
fka Premier Nursing Products Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

(I) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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
 December 31, 2008

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
 December 31, 2008

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

(J) FAIR VALUE OF ASSETS AND LIABILITIES

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Premier Energy Corp.
fka Premier Nursing Products Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

There are three general valuation techniques that may be used to measure fair value, as described below:

A)
Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)
Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The adoption of SFAS 157 had no material impact on the financial statements

(K) INCOME TAXES

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

NOTE 2 ADVANCES

A related party (officer/stockholder) has advanced the Company funds to pay bills. The amounts are non-interest bearing and payable upon demand.

Premier Energy Corp.
fka Premier Nursing Products Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

.

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

NOTE 4 COMMITMENTS AND CONTINGENCIES

On October 16, 2008 The Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of December 31, 2008 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of December 31, 2008 the Company recorded accrued salary of $16,667.

Premier Energy Corp.
fka Premier Nursing Products Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

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

Premier Energy Corp.
fka Premier Nursing Products Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

NOTE 6 SUBSEQUENT EVENTS

On January 30, 2009, the Company entered into a Share Exchange Agreement with Auxerre Trading Ltd., a British Virgin Islands Company (“Auxerre”) pursuant to which the Company acquired 51% of the outstanding securities of Karbon in exchange for 107,406,000 shares of our common stock (the “Karbon Acquisition”). Considering that, following the merger, Auxerre controls the majority of the Company’s outstanding voting common stock and the Company effectively succeeded our otherwise minimal operations to those that are theirs, Karbon is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Karbon securities for the Company’s net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company (Premier) will not recognize any goodwill or other intangible assets in connection with this reverse merger transaction. Karbon is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Karbon.  Premier was a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of 51% of KARBON pursuant to the terms of the share exchange agreement.  As a result of such acquisition, the Company’s operations, in addition to the acquisition, exploration and development, if warranted, of prospective oil and gas properties, will include (i) consulting and working together with KARBON to plan and execute any exploration and development activities they conduct, (ii) reviewing annualized budgets from KARBON, and (iii) approving costs in excess of certain prescribed amounts by KARBON. Consequently, the Company believes that acquisition has caused us to cease to be a shell company as we no longer have nominal operations and also are no longer considered a development stage enterprise as of the effective date of this transaction.

On January 30, 2009, prior to the Karbon Acquisition and the issuance of the 107,406,000, ZRV Consulting, Inc., the former majority shareholder of Premier, returned 107,406,000 shares of common stock of Premier for cancellation.

In conjuction with the transaction, the Company changed its fiscal year end to December 31, to conform to that of Karbon, the accounting acquirer