Form 10-Q
period 2009-03-31
PREMIER ENERGY CORP.
filed 2009-05-15
CIK 1408095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2009
OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number 333-145569

PREMIER ENERGY CORP.
(formerly Premier Nursing Products Corp.)

(Exact name of small business issuer as specified in its charter)

Florida	20-8724818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14785 Preston Road, Suite 550
Dallas, Texas 75254
(Address of principal executive offices)

(972) 789-5151
(Issuer's telephone number)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                                           No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filter and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes |_| No |X|

As of May 6, 2009, there were 210,600,000 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PREMIER ENERGY CORP. AND SUBSIDARY
Consolidated Balance Sheets

ASSETS

	Note	March 31, 2009	December 31, 2008
		(unaudited)
Current Assets:
Cash		$1,415	$52
Accounts and notes receivables, net		64,862	85,369
Inventories	5	104,847	121,171
Prepaid taxes and expenses	6	390,587	451,765
Prepaid and other assets	7	38,682	13,323
		600,393	671,680

Property, Plant and Equipment:
Proven Oil and Gas properties (successful efforts), at cost		7,140,798	8,266,831
	Less- accumulated depletion, depreciation and amortization	(3,174,983)	(3,594,193)
Other property, plant and equipment		88,449	102,396
Less- accumulated depreciation		(73,186)	(82,169)
		3,981,078	4,692,865

Deferred Income tax assets	10	46,115	78,683

TOTAL ASSETS		$4,627,586	$5,443,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	8	$366,590	$315,624
Short term borrowings	9	313,056	310,194
Short term account payable under out-of-court settlement		84,654	-
Production taxes payable		196,104	148,602
		960,404	774,420
.
Long-Term Liabilities:
Long Term Notes Payables		78,962	-
Provision for litigations		-	96,319
Asset retirement obligations	11	500,262	566,279
		579,224	662,598

TOTAL LIABILITIES		1,539,628	1,437,018

STOCKHOLDERS' EQUITY
	Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none
issued and outstanding			-
Common Stock, $0.0001 par value,
250,000,000 shares authorized,	12	21,060	21,060
210,600,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively
Additional Paid-in Capital		10,271,174	10,271,174
Accumulated Deficit		(6,475,747)	(6,102,629)
Accumulated other comprehensive income		(728,529)	(183,395)
		3,087,958	4,006,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,627,586	$5,443,228

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PREMIER ENERGY CORP. AND SUBSIDARY
Consolidated Statements of Operations

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Operating revenues:

Oil and gas production revenue	$68,416	$129,509
Operating expenses:
Oil and gas production expense	57,837	136,844
Mineral extraction tax	29,163	158,672
Depreciation, depletion and amortization	72,728	96,623
Taxes other that income taxes	14,207	40,604
Loss on sales proven properties	-	-
Marketing and transportation expenses	38,468	113,591
General and administrative	144,246	36,122
	356,649	582,456

Operating loss	(288,233)	(452,947)

Other Income (Expense):
Currency translation gain/(loss)	(51,837)	14,469
Interest expense	(11,144)	(15,586)
	(62,981)	(1,117)

Loss Before Provision for
Income Taxes	(351,214)	(454,064)

Benefit(Provision) for Income Tax	(21,904)	62,137

Net Loss	$(373,118)	$(391,927)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	210,600,000	210,600,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY
Statement of Stockholders Equity
For the period January 1, 2009 through March 31, 2009

						Accumulated
				Additional		Other
	Comprehensive		Common	Paid-in	Accumulated	Comprehensive
	income/(loss)	Shares	Stock	Capital	Deficit	Income	Total

Balance at January 1, 2009		210,600,000	$21,060	$10,271,174	$(6,102,629)	$(183,395)	$4,006,210

Net loss for 3 months ended March 31, 2009	$(373,118)				(373,118)		(373,118)

Foreign currency translation adjustment	(545,134)					(545,134)	(545,134)
	$(918,252)

Balance at March 31, 2009		210,600,000	$21,060	$10,271,174	$(6,475,747)	$(728,529)	$3,087,958

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PREMIER ENERGY CORP.
AND SUBSIDIARIES
Statement of Cash Flows

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:

Net Loss	$(373,118)	$(391,927)

Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation, depletion and amortization	72,744	96,623
Interest expense	11,144	15,586
Deferred income taxes	32,568	(110,322)

Changes in Assets and Liabilities:
Accounts Receivable and notes receivable	20,508	197,316
Inventories	16,324	7,871
Prepaid expenses and taxes	61,178	66,421
Prepaid and other assets	(25,359)	(7,186)
Accounts Payable and accrued expenses	50,963	(276,706)
Taxes payable	47,502	84,476

Net Cash Used in Operating Activities	(85,546)	(317,848)

Cash Flows used in Investing activities:
Proceeds from Sales and disposals of Property		-
Plant and Equipment	-
Payments to Acquire Oil and Gas properties	-
Payments to Acquire Property, Plant and Equipment	-	-

Net Cash Used in investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of equity	-	-
Proceeds from Short-term Borrowings	2,862	410,489
Proceeds from Long-term Borrowings	78,962	-

Net Cash Provided from financing Activities	81,824	410,489

Effect of exchange rate changes on cash and cash equivalents	5,085	(92,596)

Net increase (decrease) in cash	1,363	45

Cash at beginning of period	52	162

Cash at end of period	$1,415	$207

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Income Taxes paid	$142	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation, Organization and Business Overview

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The financial statements included herein as of March 31, 2009, and for the three month periods ended March 31, 2009 and 2008, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented

Premier Energy Corp. fka Premier Nursing Products, Corp. (the "Company") was incorporated under the laws of the State of Florida on December 26, 2006. On September 25, 2008 the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution changing the name of Premier Nursing Products Corp. to Premier Energy Corp. and in connection therewith on September 25, 2008 filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida. The effective time of the name change will be close of business on October 6, 2008. There were no mandatory exchange of stock certificates. Following the name change, the share certificates which reflected our prior name continue to be valid. Certificates reflecting the corporate new name will be issued in due course as old share certificates are tendered for exchange or transfer to our transfer agent in activities raising capital.

On January 30, 2009, the Company entered into a Share Exchange Agreement with Auxerre Trading Ltd., a British Virgin Islands Company (“Auxerre”) pursuant to which the Company acquired 51% of the outstanding securities of Karbon in exchange for 107,406,000 shares of our common stock (the “Karbon Acquisition”). Considering that, following the merger, Auxerre controls the majority of the Company’s outstanding voting common stock and the Company effectively succeeded our otherwise minimal operations to those that are theirs, Karbon is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Karbon securities for the Company’s net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company (Premier) will not recognize any goodwill or other intangible assets in connection with this reverse merger transaction. Karbon is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Karbon.  As a result, of this reverse merger and recapitializaion, Karbon’s stockholders’ equity has been restated in terms of Premier’s legal equity for all periods presented in these financial statements. In accordance with Statement of Position 98-5 (“SOP 98-5”), the Company expensed $82,698 representing the excess of liabilities over the assets at January 31, 2009 the date of the transaction as organization costs.
All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

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

The accompanying consolidated financial statements include the accounts of Premier Energy Corp., and its legal subsidiary KARBON, CJSC after eliminating all intercompany transactions. KARBON, CJSC was organized October 16, 2000 as a Closed Joint Stock Company under the Civil Code of the Russian Federation and carries on its principal activity in the territory of the Russian Federation.

In conjunction with the transaction with Karbon, Premier adopted the December 31 year end of Karbon the operating company and the accounting successor.

The registered address of the Karbon is: 1A Ilekskaya Street, 460034, Orenburg Russia.

The principal activity of the Company is the exploration and production of oil and gas within the Russian Federation.

Note 2 - Summary of significant accounting policies

Business and economic environment

The Russian Federation has been experiencing political and economic change, which has affected and will continue to affect the activities of enterprises operating in this environment. Consequently, operations in the Russian Federation involve risks, which do not typically exist in other markets.

The accompanying financial statements reflect management’s assessment of the impact of the business environment in the country in which the Company operates and the financial position of the Company. The future business environments may differ from management’s assessment.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates of oil and gas reserve quantities provide the basis for calculations of depletion, depreciation, and amortization (“DD&A”) and impairment, each of which represents a significant component of the accompanying financial statements.

Revenue

The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to a purchaser.

Reporting currency

The Company maintains its accounting records in Russian roubles. The Company’s functional currency is the Russian rouble.

The Company’s reporting currency is United States Dollar ($). The balance sheet is translated into US Dollars at a principal rate of exchange. The statement of income is translated at average principal rate of exchange for the appropriate periods.

The principal rate of exchange used for translating foreign currency balances was following:

as of March 31, 2009	$1 = RUB34.01;
as of December 31, 2008	$1 = RUB29.38;
as of March 31, 2008	$1 = RUB23.52;
as of December 31, 2007	$1 = RUB24.55

Average principal rate used of exchange income and expenses were following:

for three months period ended March 31, 2009	$1 = RUB33.93;
for year ended December 31, 2008	$1 = RUB24.85;
for three months period ended March 31, 2008	$1 = RUB24.26;
for year ended December 31, 2007	$1 = RUB25.08.

Resulting translation adjustments are reflected as a separate component of comprehensive income.

The exchange rate fluctuation of the Russian Rouble against the US Dollar may affect the book value of the Company’s assets and liabilities.

Accordingly, the translation of amounts recorded in this currency into US dollars should not be construed as a representation that such currency amounts have been, could be or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.

Cash and cash equivalents

Cash and cash equivalents comprise cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). The cost of inventories comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition.

Accounts and notes receivable

Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. As of March 31, 2009 and December 31, 2008 the Company did not have any allowances for uncollectible accounts receivable.

Property, plant and equipment

Fixtures and fittings are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected economic life of the asset. Gains and losses on the sale of property, plant and equipment are included in other business income. Costs related to repair and maintenance activities are expensed in the period in which they are incurred and significant renewals and improvements are capitalized.

Vehicles under capital leases are initially recorded at the present value of minimum lease payments. These assets are amortized using the straight-line method over the shorter of lease term or the estimated useful life of the asset.

Expected economic life of the assets is summarized as follows:

Office equipment	5 years
Vehicles	5 years

Useful life and depreciation methods are regularly reviewed in order to ensure the methods and depreciation periods remain appropriate.

Oil and Gas Properties

In accordance with Statement of Financial Accounting Standard ("SFAS") 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, oil and gas properties and the related expenses are recognized under the successful efforts method. This method prescribes that certain exploration costs, including the costs of exploratory dry holes, delay rentals, geological and geophysical costs are charged to expense when incurred.

Exploratory well costs (including costs associated with stratigraphic test wells) are initially capitalized pending determination of whether commercial oil and gas reserves have been discovered by the drilling effort. The length of time necessary for this determination depends on the specific technical or economic difficulties in assessing the recoverability of the reserves. If a determination is made that the well did not encounter oil and gas in economically viable quantities, the well costs are expensed and are reported in "exploration expenses".

Exploratory drilling costs are temporarily capitalized pending determination of whether the well has found proved reserves if both of the following conditions are met:
•	The well has found a sufficient quantity of reserves to justify, if appropriate, its completion as a producing well, assuming that the required capital expenditure is made; and
•
Satisfactory progress toward ultimate development of the reserves is being achieved, with the Company making sufficient progress assessing the reserves and the economic and operating viability of the project.

The Company evaluates the progress made on the basis of regular project reviews which take into account the following factors:
•
First, if additional exploratory drilling or other exploratory activities (such as seismic work or other significant studies) are either underway or firmly planned, the Company deems there to be satisfactory progress. For these purposes, exploratory activities are considered firmly planned only if they are included in the Company’s three-year exploration plan/budget.

•
In cases where exploratory activity has been completed, the evaluation of satisfactory progress takes into account indicators such as the fact that costs for development studies are incurred in the current period, or that governmental or other third-party authorizations are pending or that the availability of capacity on an existing transport or processing facility awaits confirmation.

Costs, including "internal" costs relating to drilling and equipping of development wells, including development dry holes, as well as costs required for drilling and equipping of injection wells in the process of oil and gas reserves development, are capitalized. These costs are included in oil and gas properties in the balance sheet.

Depreciation, depletion and amortization of capitalized costs of oil and gas properties is calculated using the unit-of-production method based upon proved reserves for the cost of property acquisitions and proved developed reserves for development costs.

Production and related overhead costs are expensed as incurred.

Impairment of long-lived assets

Long-lived assets, including blocks with proved oil and gas reserves, are assessed for potential impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Oil and gas properties are assessed whenever events or circumstances indicate potential impairment. If the carrying value of oil and gas properties is not recoverable through undiscounted cash flows, impairment is recognized. The impairment is determined on the basis of the estimated fair value of oil and gas properties which, in turn, is measured by discounting future net cash flows. Discounted future cash flows from oil and gas fields are based on the management estimates of future prices that rely on recent actual prices and published prices for forward transactions; such prices are applied to forecast production volumes at particular fields with further discounting for the expected risk level.

Forecast production volumes shall be understood as reserves, including probable reserves that are proposed to be extracted using a known amount of capital expenditures. Production volumes and prices correspond to the internal plans and forecasts, as well as other data in the published financial statements. Assumptions regarding future prices and costs used to assess oil and gas properties for impairment differ from those used in the Standardized measure of proved oil and gas reserves. During the years ended December 31, 2008, 2007 and 2006, no property impairments were recorded.

Grouping of assets for the purpose of impairment is performed on the basis of the lowest level of identifiable cash flows that are largely independent of the cash flows from other groups of assets – as a rule, for oil and gas properties such level is represented by the field. Long-lived assets intended by management for use during a period not exceeding one year are recorded at the lower of depreciated value or fair value, less selling expenses.

Acquisition costs of unproved oil and gas properties are assessed for impairment on a regular basis and any estimated impairment is charged to expense.

Asset retirement obligations

The Company has asset retirement obligations associated with its core business activities. The nature of the assets and potential obligations are as follows:

Exploration and Production – The Company’s exploration, development and production activities involve the use of the following assets: wells, related equipment, operating site and in-field pipeline.

Generally, licenses and other regulatory acts require that such assets be decommissioned upon the completion of production. According to these requirements, the Company is obliged to decommission wells, dismantle equipment, restore the sites and perform other related activities. The Company’s estimates of these obligations are based on current regulatory or license requirements, as well as actual dismantling and other related costs. Asset retirement obligations are calculated in accordance with the provisions of SFAS 143, Accounting for Asset Retirement Obligations.

Deferred tax

Deferred tax assets and liabilities are measured using the balance sheet liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax assets are recognized to the extent it is more likely than not that future taxable profit will be available against which the temporary differences can be applied. Deferred tax is calculated using the tax rates (and laws) that have been enacted or substantively enacted by the balance sheet date and that are expected to apply when the deferred tax asset concerned is realized or the deferred tax liability is settled.

Interest-bearing borrowings

The Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company’s credit facility approximates its fair value as it bears interest at a floating rate.

The Company had $313,056 in loans outstanding under its credit agreements as of March 31, 2009 and $310,194 in loans outstanding under its credit agreements as of December 31, 2008.

Contingencies

Certain conditions may exist as of the balance sheet date, which may result in losses to the Company but the impact of which will only be resolved when one or more future events occur or fail to occur.

If a Company’s assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued and charged to the statement of income. If the assessment indicates that a potentially material loss is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, is disclosed in the notes to the financial statements. Loss contingencies considered remote or related to unasserted claims are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

Income Taxes

Until January 1, 2009 operations in the Russian Federation are subject to Federal and city income tax rates that total 9.5% and a regional income tax rate that varies from 10.5% to 14.5% at the discretion of the individual regional administration. The combined statutory tax rate in the Russian Federation is 24%.

Starting on January 1, 2009, the combined statutory tax is 20% (Federal and city income tax rates that total 2.0% and a regional income tax rate that varies from 13.5% to 18.0%.

The U.S, Parent has had only losses from inception and has established a reserve equal to 100% of any benefit for Net Operating Loss Carry Forwards

Stock-based Compensation

The Company follows SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123.) The company has yet to award any stock compensation, so the adoption of the this pronouncement has had not material effect on the financial statements

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of March 31, 2009 and 2008, there were no common share equivalents outstanding.

Business Segments

The Company operates in one segment and therefore segment information is not presented

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

B)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C)
Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data. Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. In the Company’s case this entailed assumptions used in pricing models for attached warrant calculations. Valuation techniques utilized to determine fair value are consistently applied.

The Company’s short-term borrowings is categorized as level 1 under SFAS 157 in the amounts of $313,056 and $310,194 at March 31, 2009 and December 31, 2008 respectively.

Recent accounting pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP FAS 107-1 and APB28-1”) which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company does not believe the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SA B 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business combinations.” This Statement will apply to all transactions in which an entity obtains control of one or more businesses. SFAS No. 141 (Revised) requires an entity to recognize the fair value of assets acquired and liabilities assumed in a business combination; to recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase and modifies the disclosure requirements. The Company is required to prospectively adopt the provisions of SFAS No. 141 (Revised) for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption of SFAS No. 141 (Revised) is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement will apply to all entities that prepare consolidated financial statements (except not-for-profit organizations) and will affect those which have an outstanding noncontrolling interest (or minority interest) in their subsidiaries or which have to deconsolidate a subsidiary. This Statement changes the classification of a non-controlling interest; establishing a single method of accounting for changes in the parent company’s ownership interest that does not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. The Company is required to prospectively adopt the provisions of SFAS No. 160 in the first quarter of 2009, except for the presentation and disclosure requirements which shall be applied retrospectively. Early adoption of SFAS No. 160 is prohibited.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, the Company had not yet achieved profitable operations giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon:
(i) raising additional capital to fund operations and to complete the recapitalization,
(ii) the further development of the North-Kopanskoye oilfield and,
(iii) ultimately, the achievement of profitable operations.

Management is currently contemplating several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 - Concentration of credit risk

Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas. Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized. To date the Company has had minimal bad debts.

During three months period ended March 31, 2009, sales to three unrelated customers represented 55.4%, 42.2% and 2.4% of total revenue (over three months ended March 31, 2008 – sales to four unrelated customers represented 48.8%, 36.0%, 13.0% and 2.2 of total revenue).

Note 5 - Inventories.

Inventories are summarized as follows:

	As of March 31, 2009 (unaudited)	As of December 31, 2008

Inventories of crude oil (less valuation allowance $40,077 and $90,241 as of March 31, 2009 and 2008, respectively)	$20,572	$23,608
Raw materials	84,275	97,564
	$104,847	$121,171

Note 6 - Prepaid taxes and expenses.

Prepaid taxes and expenses include:

	As of March 31, 2009 (unaudited)	As of December 31, 2008

VAT receivable	$378,863	$432,160
Current Income Tax Receivables	205	115
Other taxes receivable	11,399	19,249
Deferred expenses	120	241
	$390,587	$451,765

Note 7 - Prepaid and other assets

Prepaid and other assets include:

	As of March 31, 2009 (unaudited)	As of December 31, 2008

Prepayments	13,682	10,773
Loans to related parties	-	2,550
Advances to Employees	25,000	-
	$38,682	$13,323

Note 8 -  Accounts payable

Accounts payable are summarized as follows:

	As of March 31, 2009 (unaudited)	As of December 31, 2008

Trade accounts payable	$211,948	$234,183
Wages and salaries payable	60,862	33,810
Other accounts payable	93,780	47,631
	$366,589	$315,624

Note 9 -  Borrowings

The Company borrows operating funds under several loans agreements with non-financial institutions:

	As of March 31, 2009 (unaudited)	As of December 31, 2008

Interest free, unsecured loan from Tintrade Limited ($300,000 is overdue, for disclosure see Note 11)	300,000	300,000
Interest free, unsecured loans from members of staff	13,056	10,194
	$313,056	$310,194

As of  February 10, 2009 Karbon reached an out-of-court settlement with Tintrade Ltd and subsequently settled approximately $11,300 worth of court fees according to the payment plan agreed upon with Tintrade Ltd.

Note 10 - Deferred tax assets and liabilities

Deferred tax assets and liabilities are composed of the following items:

	GROSS ASSETS		GROSS LIABILITIES		NET ASSETS
	As of March 31, 2009 (unaudited)	As of December 31, 2008	As of March 31, 2009 (unaudited)	As of December 31, 2008	As of March 31, 2009 (unaudited)	As of December 31, 2008

Property, plant and equipment	$392	$544	$-	$-	$392	$544
Proved Oil and Gas properties	18,572	31,441	-	-	18,572	31,441
Inventories	8,015	21,658	-	-	8,015	21,658
Accounts payable	1,111	3,088	-	-	1,111	3,088
Assets retirement obligations	26,552	33,798	-	-	26,552	33,798
Borrowings	-	-	(8,527)	(11,846)	(8,527)	(11,846)
Deferred tax assets/(liabilities)	$54,642	$90,529	$(8,527)	$(11,846)	$46,115	$78,683

Temporary differences between these financial statements and tax records gave rise to deferred income tax assets and liabilities as of March 31, 2009 as above.

Note 11 - Assets retirement obligations

	As of March 31, 2009 (unaudited)	As of December 31, 2008

Beginning asset retirement obligation	$566,279	$616,185
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	11,143	61,059
Revision to estimated cash flows	-	-
Foreign currency translation	(77,160)	(110,965)
Ending asset retirement obligation	$500,262	$566,279

The asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from owned and leased acreage, and land restoration.

Note 12 - Stockholders' Equity

All descriptions and transactions that affect stockholders’ equity are in terms of Premier (See Note 1).

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

On September 5, 2008, the Company and its principal shareholder and executive officer, entered into an agreement with ZRV Consulting Inc. pursuant to which ZRV acquired 162,000,000 shares of Premier for a cash consideration of $300,000. The transaction was completed on September 5, 2008. As a result of the transaction, there are currently outstanding 210,600,000 common shares of which Auxerre Trading Ltd. owns 107,406,000 common shares or approximately 51% of the outstanding common shares.

Note 13 - Operating lease

The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2009:

9 months ended December 31, 2009	$45,522
Year ended December 31, 2010	-
$45,522

The Company rents office space and the monthly rental as at March 31, 2009 was $ 2,470. The Monthly Rental is paid on or before the first day of each month. The Tenancy Agreement expires in December 2009. The Company has the exclusive right to extend the term of the Tenancy whereas the Owner has the right to revise the Monthly Rental.

Further, the company rents 3 plots of land and the monthly rental as at March 31, 2009 was $2,588. The Monthly Rental is paid on or before the first day of each month. The Land Lease Agreement expires in December 2009. The Company has the exclusive right to extend the term of the Lease through to December 2014 whereas the Owner has the right to revise the Monthly Rental.

Note 14 - Related party transactions

In the three month period ended March 31, 2009, related parties paid for expenses on behalf of the Company. The related parties are entities owned by a major shareholder of Premier Energy Corp. In the three month period ended March 31, 2008 the Company did not enter into transactions with related parties that are material either to the Company or any related party, or that are unusual in their nature of conditions.

Balances with related parties are set out below:

	As of March 31, 2009 (unaudited)	As of December 31, 2008
Receivable from related parties:
Receivable from companies under common control and key members of staff, non-interest bearing loans	$-	$2,551
Total receivable from related parties	$-	$2,551
Payable to related parties:
Payable to companies under common control, trade	$118,262	$136,911
Payable to companies under common control, non interest bearing	13,056	10,194
Long-term related party payables	78,962	-
Total payable to related parties	$210,280	$147,105

Note 15 - Commitments, contingencies and operating risks

Capital expenditure, exploration and investment programs

The entity owns and operates the asset (natural gas and crude oil reserves located in the North Kopanskoye Field) under which it has commitments for capital expenditure in relation to its exploration programs. It relates to an existing license agreement in the Russian Federation.

Development plan calls for the implementing of pressure maintenance by water flooding both the Artinsky-1 and Bashkirian A4 Central oil reservoirs. A combination of procedures and injectors totaling 18 wells in Artinsky-1 reservoir and 9 wells in the Bashkirian A4 Central reservoir are scheduled to be active when the water flood development plant are fully implemented. Additionally, two wells are scheduled to be completed in the Bashkirian A4 South reservoir, which will be produced by primary depletion.

The capital commitments to undertake the drilling and oilfield construction activities envisaged by the North Kopanskoye Field exploration and development plan, were assessed and estimated by the management to be in the region of $70,000,000 to $73,000,000. Unless the Company is able to raise sufficient capital, the Company will not be able to meet its license obligations and may not be able to continue as a going concern.

Russian Business Environment.

While there have been improvements in the Russian economic situation, such as an increase in gross domestic product and a reduced rate of inflation, Russia continues economic reforms and development of its legal, tax and regulatory frameworks as required by a market economy. The future stability of the Russian economy is largely dependent upon these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by the government. In addition, laws and regulations, including interpretations, enforcement and judicial processes, continue to evolve in Russia. Other laws and regulations and certain other restrictions have a significant effect on the Company's industry, including, but not limited to the following issues: rights to use subsurface resources, environmental matters, site restoration, transportation and export, corporate governance, taxation, etc.

Political environment.

Trading activity and the profit derived there from may be affected by political, statutory, financial and administrative changes, including the changes in environment protection legislation that are currently underway in Russia.

Insurance.

During the normal course of business disputes and claims may arise and there can be uncertainties surrounding the ultimate resolution of these matters.

Taxation.

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

The Russian transfer pricing rules are vaguely drafted, leaving wide scope for interpretation by Russian tax authorities and courts. Due to the uncertainties in interpretation of transfer pricing legislation, the tax authorities may challenge the Company’s prices and propose an adjustment. If such price adjustments are upheld by the Russian courts and implemented, the Company’s future financial results could be adversely affected. In addition, the Company could face significant losses associated with the assessment of prior tax underpaid and related interest and penalties, which could have an adverse effect on the Company’s financial condition and results of operations. The Company’s management believes that such transfer pricing related tax contingencies are remote and therefore may not have any significant impact on the Company’s financial statements.

Environmental liabilities.

Potential liabilities that may arise as a result of changes in laws and regulations and settlement of the civil disputes can not be reliably assessed but they may prove to be material. Under existing legislation, management believes that there are no significant unrecorded liabilities which could have a significant adverse effect on the operating results or financial position of the Company.

Environmental protection

Environmental protection liabilities are carried in accounts when they arise and can be reliably measured and when there are probabilities of arising of such liabilities.

Pension Benefits

The Company makes payments to State Pension Fund of Russian Federation. These payments are calculated by the employer as a percentage of salary expense and are expensed as they are incurred.

Employment Agreement

On October 16, 2008 The Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of March 31, 2009 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of March 31, 2009 the Company recorded accrued salary of $45,833.

The agreement may be terminated by us for cause as set forth in the agreement, by us without cause, or by Dr. Prodanovic under certain circumstances. If we terminate the agreement for cause, he is not entitled to any severance benefits. If we should terminate the agreement without cause, we are obligated to pay Dr. Prodanovic an amount equal to his monthly base salary for the greater of 24 months or until he is hired in a new position which is consistent with his experience and stature. If such new position pays less than his then current base salary we are obligated to pay the difference for the balance of the 24 month severance period. If his employment in the new position should terminate prior to the expiration of the 24 month severance period, we are obligated to pay his monthly base salary during the remaining period. In the event we should fail to appoint Dr. Prodanovic Chief Executive Officer and a member of our Board of Directors in any successive periods during the term of the agreement, should we fail to compensate him pursuant to the terms of the agreement, or if there is a material breach of the agreement, Dr. Prodanovic is entitled to terminate the agreement and we shall be obligated to pay him the same severance benefits had we terminated the agreement without cause

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual report in current filing 8-K/A for the year ended December 31, 2008 filed with the SEC on February 27, 2009.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three-month periods ended March 31, 2009 and 2008.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Premier Energy Corp., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the first quarter ended March 31, 2009.

•
Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	New Accounting Standards – a discussion of recently issued accounting standards and their potential impact on our consolidated financial statements.

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2009 and 2008, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Premier Energy Corp. believes are important results as of and during the three months ended March 31, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the three months ended March 31, 2009 decreased 47.2% to $0.07 million from $0.13 million in the comparable period in 2008.

•	Deterioration in current ratio (defined as current assets divided by current liabilities) of 0.60 to 0.96 at March 31, 2009 as compared to 0.67 to 0.77 at December 31, 2008.

•	Gross profit margin increased 78.8% points for the three months ended March 31, 2009 to (27.2)% from (128,2)% in the comparable period in 2008, primarily resulting from a effective costs management.

•
General and administrative expenses as a percentage of revenue were 210.8% and 27.9% for the three months ended March 31, 2009 and 2008, respectively, which was primarily due to increases in, among other factors, additional legal, consult and audit expenses.

•	Marketing and transportation expenses were down by 66%, value falling from $0.11 million at the prior the three month period ended March 31, 2008 to $0.04 million at March 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our transition report on Form 10-K for the transition period ended December 31, 2008 filed with the SEC on May 1, 2009 for a more detailed discussion of our critical accounting estimates.

NEW ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP FAS 107-1 and APB28-1”) which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company does not believe the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SA B 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business combinations.” This Statement will apply to all transactions in which an entity obtains control of one or more businesses. SFAS No. 141 (Revised) requires an entity to recognize the fair value of assets acquired and liabilities assumed in a business combination; to recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase and modifies the disclosure requirements. The Company is required to prospectively adopt the provisions of SFAS No. 141 (Revised) for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption of SFAS No. 141 (Revised) is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement will apply to all entities that prepare consolidated financial statements (except not-for-profit organizations) and will affect those which have an outstanding noncontrolling interest (or minority interest) in their subsidiaries or which have to deconsolidate a subsidiary. This Statement changes the classification of a non-controlling interest; establishing a single method of accounting for changes in the parent company’s ownership interest that does not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. The Company is required to prospectively adopt the provisions of SFAS No. 160 in the first quarter of 2009, except for the presentation and disclosure requirements which shall be applied retrospectively. Early adoption of SFAS No. 160 is prohibited.

International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which could, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. It is anticipated that the SEC will soon issue guidance on this potential adoption. We are currently investigating the implications to the Company should we be required to adopt IFRS.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

The following summarizes our operational highlights during three months ended March 31, 2009:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for three months ended March 31, 2009 and March 31, 2008 (in US Dollars):

	For three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Oil revenue	$68,416	$129,509

Net Oil sold (Bbls)	6,948	5,817
Average price of oil sold (per bbl)	$9.85	$22.26
Average production and transportation cost (per bbl)	$18.06	$70.33

During three months ended March 31, 2009, the Company’s domestic oil revenues were down by 47.2%, due to decreased oil production by 11.7% and decrease of selling price by 55.8%.

The Company’s domestic oil operating expenses decreased 30.6%, value falling from $0.58 million at the prior the three month period ended March 31, 2008 to $0.36 million at March 31, 2009. The decrease in rate of Mineral Extraction Tax (NDPI), marketing and transportation expenses and oil and gas production expense are the primary reason for the overall decrease in the operating expenses. Falling oilfield costs and the same level of production during the period of three months ended March 31, 2009 resulted in lower costs per bbl.

The exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to profitability and long-term value creation for stockholders. Generating reserve and production growth while containing costs represents an ongoing focus for management and is made particularly important in our business by the natural production and reserve decline associated with oil and gas properties. In addition to developing new reserves, we compete to acquire additional reserves, which involve judgments regarding recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities, title issues and other factors.

Since March 31, 2009 there has been no significant material developments.

Results of Operations achieved during three months ended March 31, 2009 Compared to three months ended March 31, 2008

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the three months ended March 31, 2009 of $0.37 million compared to a net income of $0.39 million for the same period in 2008. Factors contributing to the $0.2 million increase in net income from three months ended March 31, 2008 to three months ended March 31, 2009 included the following:

•
Oil production net of our interest  for three months ended March 31, 2009 was 5,199 Bbls resulting in $68,416 worth of oil sales, at an average wellhead price of $9.72 per Bbls for the three months ended March 31, 2009.

•	In 2008, our net production was 5,891 Bbls resulting in $129,509 worth of oil sales, at an average wellhead price of $21.98.

•	The 11.7% decrease in production volumes resulted from abandonment of oil production from Wells 108, 130 and 133 due to operating necessity of workover activities.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for three months ended March 31, 2009 decreased to $67,631 (75% over three months ended March 31, 2008).

General and administrative expenses increased from $36,122 for the three months ended March 31, 2008 to $144,246 for the three months ended March 31, 2009, due largely to:

•
Increase in audit, legal, advisory and accounting expense due to the Premier Energy Corp.  appointed lawyers, auditors and advisers charging additional professional fees associated to compliance with SEC reporting rules and requirements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our capital requirements through the issuance of common stock, obtaining contributions of Additional Paid-In Capital from parent and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of crude oil due to increased production, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

As the most expeditious way to quickly increase production output, Karbon CJSC has commenced a program of repairs and modernization of the existing wells in the North-Kopanskoye Oilfield in accordance with the approved schedule for work-over of the shut-in oil wells. The exploration wells drilled in 1980s, and subsequently completed and produced, have been shut-in in the meantime due to needed repairs. The current plans call for routine re-work on two shut-in wells by July and full work-over on additional two shut-in wells by the end of 2009. The aim is to increase production rate in this year from the present 60 bopd to the expected 400 bopd from the existing wells. Local Russian Contractors, Almaz Service and ServiceNefteGaz, specializing in oil well work-over and modernization, have begun mobilization of the equipment needed to start work by mid-May at the North-Kopanskoye Oilfield.

Subject to the availability of funds, the current plans also call for other concurrent work, including drilling and completion of three new production wells in 2009 at the North-Kopanskoye Oilfield at an estimated cost of approximately $23,000,000. Produced oil is presently trucked away after being sold at the wellhead at field-posted prices. With the planned increases in oil production output, the intent is to switch from trucking to more efficient and economic oil export via the adjacent GazpromNeft pipeline system, provided the demand for crude keeps as expected. All needed infrastructure already exists for pipeline export.

Satisfaction of Our Cash Obligations for the Next 12 Months.

Unless we receive an imminent infusion of cash either through the sale of equity or debt, we will not be adequately capitalized. There is no guarantee that we will be able to obtain funding or if we do obtain funding that will be on adequate terms to meet our drilling commitments and expected general and administrative expenses for the next twelve months. We believe there may be distressed situations that will arise in 2009 that may make the acquisition of assets a viable strategy, and we will evaluate any potential opportunities as they arise. However, there can be no assurance that any additional capital for use in such acquisition will be available to us on favorable terms or at all.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented in this Form 10Q .

From time to time, we enter into contracts that might be construed as off-balance sheet obligations but are normal in the day-to-day course of business in the oil and gas industry. Those contracts could include the contracts discussed directly above under Contractual Obligations. We do not believe we will be affected by these contracts materially differently than other similar companies in the energy industry.

Cash Flows and Capital Expenditures

Our capital budget for 2009 is currently estimated at $19.3 million for the planned work over of four existing wells and drilling of three new wells in the North Kopanskoye Field and $8.5 million for the oil field construction  of surface facilities. Our planned 2009 development and exploration expenses could also increase if any of the operations associated with our properties experience cost overruns.
Contractual Obligations

Presently we have no Company hedging policy in place.  Collared hedges have the effect of providing a protective floor while allowing us to share in upward pricing movements to a fixed point. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. As we need, we may pursue hedging to protect a portion of our production against future pricing fluctuations, or enter into derivative contracts to decrease exposure to commodity price volatility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were not effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were not effective as the Company did not have the needed accounting personnel to perform required functions.  In order to remediate this weakness, during the second quarter of 2009, the Company engaged an independent consultant to evaluate its needs and provide needed accounting services.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

Item 1(A).  Risk Factors

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D:

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER ENERGY CORP.
Dated: May 13, 2009
By: /s/ Anton Prodonavic
Anton Prodonavic, Chief Executive Officer and Director (Principal Executive Officer)
Company Name

By: /s/ Alexey Goleshev
Alexey Goleshev, Chief Financial Officer and Director (Principal Financial Officer)