Form 10-Q
period 2009-06-30
PREMIER ENERGY CORP.
filed 2009-08-19
CIK 1408095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009
OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number 333-145569

PREMIER ENERGY CORP.
(Exact Name of Registrant as specified in its charter)

Florida	20-8724818
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

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

As of August 19, 2009, there were 210,600,000 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Balance Sheets

ASSETS

		June 30, 2009	December 31, 2008
	Note	(unaudited)	(audited)
Current Assets:
Cash		$314	$52
Accounts and notes receivables, net		80,341	85,369
Inventories	5	133,588	121,171
Prepaid taxes and expenses	6	414,861	451,765
Prepaid and other assets	7	53,033	13,323
		682,137	671,680

Property, Plant and Equipment:
Proven Oil and Gas properties (successful efforts), at cost		7,762,215	8,266,831
	Less- accumulated depletion, depreciation and amortization	(3,526,919)	(3,594,193)
Other property, plant and equipment		96,146	102,396
Less- accumulated depreciation		(81,957)	(82,169)
		4,249,485	4,692,865

Deferred Income tax assets	10	48,143	78,683

TOTAL ASSETS		$4,979,765	$5,443,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	8	$426,507	$315,624
Short term borrowings	9	328,892	310,194
Short term account payable under out-of-court settlement		84,794	-
Production taxes payable		304,571	148,602
		1,144,764	774,420
.
Long-Term Liabilities:
Long Term Notes Payables		119,362	-
Provision for litigations		-	96,319
Asset retirement obligations	12	555,882	566,279
		675,244	662,598

TOTAL LIABILITIES		1,820,008	1,437,018

STOCKHOLDERS' EQUITY
	Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none
issued and outstanding		-	-
Common Stock, $0.0001 par value,
250,000,000 shares authorized,	13	21,060	21,060
210,600,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively
Additional Paid-in Capital		10,271,174	10,271,174
Accumulated Deficit		(6,681,382)	(6,102,629)
Accumulated other comprehensive income		(451,095)	(183,395)
		3,159,757	4,006,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,979,765	$5,443,228

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Statements of Operations

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)

Operating revenues:
Oil and gas production revenue	$91,089	$342,029
Other revenue	-	-
	91,089	342,029
Operating expenses:
Oil and gas production expense	35,250	75,627
Mineral extracton tax	40,404	122,103
Depreciation, depletion and amortizaton	75,782	100,700
Taxes other that income taxes	14,687	23,819
Loss on sales proven proven properties	-	-
Marketing and transportation expenses	41,512	78,951
General and administrative	10,825	52,477
	218,460	453,677

Operating loss	(127,371)	(111,648)

Other Income (Expense):
Currency translation gain/(loss)	17,582	741
Interest expense	(11,221)	(16,003)
	6,361	(15,262)

Loss Before Provision for
Income Taxes	(121,010)	(126,910)

Benefit(Provision) for Income Tax	(1,927)	9,066

Net Loss	$(122,937)	$(117,844)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	210,600,000	210,600,000

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Statements of Operations
(Unaudited)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008

Operating revenues:

Oil and gas production revenue	$159,505	$471,538
Operating expenses:
Oil and gas production expense	93,087	212,471
Mineral extraction tax	69,567	280,775
Depreciation, depletion and amortization	148,510	197,323
Taxes other that income taxes	28,894	64,423
Marketing and transportation expenses	79,980	192,542
General and administrative	155,071	88,599
	575,109	1,036,133

Operating loss	(415,604)	(564,595)

Other Income (Expense):
Currency translation gain/(loss)	(33,739)	15,210
Interest expense	(22,881)	(31,589)
	(56,620)	(16,379)

Loss Before Provision for
Income Taxes	(472,224)	(580,974)

Benefit(Provision) for Income Tax	(23,831)	71,203

Net Loss	$(496,055)	$(509,771)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	210,600,000	210,600,000

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARY

Statement of Stockholders’ Equity
For the period January 1, 2009 through June 30, 2009
(Unaudited)

						Accumulated
				Additional	Accumulated	Other
	Comprehensive		Common	Paid-in	Deficit	Comprehensive
	income/(loss)	Shares	Stock	Capital		Income	Total

Balance at January 1, 2009		210,600,000	$21,060	$10,271,174	$(6,102,629)	$(183,395)	$4,006,210

Net loss for six months ended June 30, 2009	$(496,055)				(496,055)		(496,055)

Foreign currency translation adjustment	(350,398)					(350,398)	(350,398)
	$(846,453)

Balance at June 30, 2009		210,000,000	$21,060	$10,271,174	$(6,598,684)	$(533,793)	$3,159,757

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARIES

Statement of Cash Flows
(Unaudited)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008

Cash Flows from Operating Activities:

Net Loss	$(495,874)	$(50,9771)

Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation, depletion and amortization	148,541	197,322
Interest expense	22,881	31,589
Deferred income taxes	30,540	(119,388)

Changes in Assets and Liabilities:
Accounts Receivable and notes receivable	(24,971)	193,984
Inventories	(12,417)	20,256
Prepaid expenses and taxes	36,904	29,038
Prepaid and other assets	(9,711)	(9,956)
Accounts Payable and accrued expenses	147,364	(370,624)
Taxes payable	155,969	(51,233)

Net Cash Used in Operating Activities	(774)	(588,783)

Cash Flows used in Investing activities:
Proceeds from Sales and disposals of Property		-
Plant and Equipment	-
Payments to Acquire Oil and Gas properties	-
Payments to Acquire Property, Plant and Equipment	-	(2,123)

Net Cash Used in investing Activities	-	(2,123)

Cash Flows from Financing Activities:
Proceeds from sale of equity	-	-
Proceeds from Short-term Borrowings	18,698	692,368
Proceeds from Long-term Borrowings	-	-

Net Cash Provided from financing Activities	18,698	692,368

Effect of exchange rate changes on cash and cash equivalents	(17,662)	(101,168)

Net increase (decrease) in cash	262	294

Cash at beginning of period	52	162

Cash at end of period	$314	$456

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Income Taxes paid	$2,191	$-

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The financial statements included herein as of June 30, 2009, and for the six month periods ended June 30, 2009 and 2008, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented

Premier Energy Corp. fka Premier Nursing Products, Corp. (the "Company") was incorporated under the laws of the State of Florida on December 26, 2006. On September 25, 2008 the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution changing the name of Premier Nursing Products Corp. to Premier Energy Corp. and in connection therewith on September 25, 2008 filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida. The effective time of the name change will be close of business on October 6, 2008. There were no mandatory exchange of stock certificates. Following the name change, the share certificates which reflected our prior name continue to be valid. Certificates reflecting the corporate new name will be issued in due course as old share certificates are tendered for exchange or transfer to our transfer agent in activities raising capital.

On January 30, 2009, the Company entered into a Share Exchange Agreement with Auxerre Trading Ltd., a British Virgin Islands Company (“Auxerre”) pursuant to which the Company acquired 51% of the outstanding securities of Karbon in exchange for 107,406,000 shares of our common stock (the “Karbon Acquisition”). Considering that, following the merger, Auxerre controls the majority of the Company’s outstanding voting common stock and the Company effectively succeeded our otherwise minimal operations to those that are theirs, Karbon is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Karbon securities for the Company’s net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company (Premier) will not recognize any goodwill or other intangible assets in connection with this reverse merger transaction. Karbon is the surviving and continuing entity and the historical financials following the reverse merger transaction will be those of Karbon.  As a result, of this reverse merger and recapitalization, Karbon’s stockholders’ equity has been restated in terms of Premier’s legal equity for all periods presented in these financial statements. In accordance with Statement of Position 98-5 (“SOP 98-5”), the Company expensed $82,698 representing the excess of liabilities over the assets at January 31, 2009 the date of the transaction as organization costs.
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

The principal rate of exchange used for translating foreign currency balances was following:
as of June 30, 2009	$1 = RUB31.29;
as of December 31, 2008	$1 = RUB29.38;
as of March 31, 2008	$1 = RUB23.45;
as of December 31, 2007	$1 = RUB24.55.

Average principal rate used of exchange income and expenses were following:
for six months period ended June 30, 2009	$1 = RUB32.22;
for year ended December 31, 2008	$1 = RUB24.85;
for six months period ended June 30, 2008	$1 = RUB23.63;
for year ended December 31, 2007	$1 = RUB25.08.

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

Accounts and notes receivable

Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. As of June 30, 2009 and December 31, 2008 the Company did not have any allowances for uncollectible accounts receivable.

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

The Company had $328,892 in loans outstanding under its credit agreements as of June 30, 2009 and $310,194 in loans outstanding under its credit agreements as of December 31, 2008.

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

The U.S. Parent has had only losses from inception and has established a reserve equal to 100% of any benefit for Net Operating Loss Carryforwards.

Stock-based Compensation

The Company follows SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123.) The company has yet to award any stock compensation, so the adoption of the this pronouncement has had not material effect on the financial statements

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."  As of June 30, 2009 and 2008, there we no common share equivalents outstanding.

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

The Company’s short-term debt is the only item that is subject to SFAS 157 in the amounts of $328,892 and $310,194 at June 30, 2009 and December 31, 2008, respectively.

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

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had not yet achieved profitable operations giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

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

During six months period ended June 30, 2009, sales to three unrelated customers represented 74.6%, 24.3% and 1.1% of total revenue (over six months ended June 30, 2008 – sales to four unrelated customers represented 82.9%, 12.0%, 4.5% and 0.6% of total revenue).

Note 5 - Inventories.

Inventories are summarized as follows:

	As of June 30, 2009 (unaudited)	As of December 31, 2008

Inventories of crude oil (less valuation allowance $46,162 and $90,241 as of June 31, 2009 and December 31, 2008, respectively)	$42,058	$23,608
Raw materials	91,530	97,563
	$133,588	$121,171

Note 6 - Prepaid taxes and expenses.

Prepaid taxes and expenses include:

	As of June 30, 2009 (unaudited)	As of December 31, 2008

VAT receivable	$404,538	$432,160
Current Income Tax Receivables	1,898	115
Other taxes receivable	7,741	19,249
Deferred expenses	684	241
	$414,861	$451,765

Note 7 - Prepaid and other assets.

Prepaid and other assets include:

	As of June 30, 2009 (unaudited)	As of December 31, 2008

Prepayments	23,033	10,773
Loans to related parties	-	2,550
Advances to Employees	30,000	-
	$53,033	$13,323

Note 8 -  Accounts payable

Accounts payable are summarized as follows:

	As of June 30, 2009 (unaudited)	As of December 31, 2008

Trade accounts payable	$229,744	$234,183
Wages and salaries payable	83,791	33,810
Other accounts payable	112,972	47,631
	$426,507	$315,624

Note 9 -  Borrowings

The Company borrows operating funds under several loans agreements with non-financial institutions:

	As of June 30, 2009 (unaudited)	As of December 31, 2008

Interest free, unsecured loan from Tintrade Limited ($300,000 is overdue, for disclosure see Note 11)	$200,000	$300,000
Interest free, unsecured loans from members of staff	128,892	10,194
	$328,892	$310,194

As of February 10, 2009, Karbon reached an out-of-court settlement with Tintrade Ltd and subsequently settled approximately $11,300 worth of court fees according to the payment plan agreed upon with Tintrade Ltd.

Note 10 - Deferred tax assets and liabilities

Deferred tax assets and liabilities are composed of the following items:

	GROSS ASSETS		GROSS LIABILITIES		NET ASSETS
	As of June 30, 2009 (unaudited)	As of December 31, 2008	As of June 30, 2009 (unaudited)	As of December 31, 2008	As of June 30, 2009 (unaudited)	As of December 31, 2008

Property, plant and equipment	$426	$544	$-	$-	$426	$544
Proved Oil and Gas properties	15,267	31,441	-	-	15,267	31,441
Inventories	9,232	21,658	-	-	9,232	21,658
Accounts payable	1,208	3,088	-	-	1,208	3,088
Assets retirement obligations	31,280	33,798	-	-	31,280	33,798
Borrowings	-	-	(9,269)	(11,846)	(9,269)	(11,846)
Deferred tax assets/(liabilities)	$57,413	$90,529	$(9,269)	$(11,846)	$48,144	$78,683

Temporary differences between these financial statements and tax records gave rise to deferred income tax assets and liabilities as of June 30, 2009 as above.

Note 11 – Provision for litigation

The Company is litigating with Tintrade Limited, a lender of the Company, with regard to repayment of a $300,000 loan that matured in June 2003.  The lender is also claiming penalties and court fees to be recovered.

The Company has paid $100,000 off their liability to Tintrade Limited as part of an out-of-court settlement agreement and service of payment commitment.

Full provision for the amounts in questions has been recognized in the reporting period.

Note 12 – Assets retirement obligations

	As of June 30, 2009 (unaudited)	As of December 31, 2008

Beginning asset retirement obligation	$566,279	$616,185
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	11,143	61,059
Revision to estimated cash flows	-	-
Foreign currency translation	(21,541)	(110,965)
Ending asset retirement obligation	$555,881	$566,279

The asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from owned and leased acreage, and land restoration.

Note 13 - Stockholders' Equity

All descriptions and transactions that affect stockholders’ equity are in terms of Premier (See Note 1).

On May 30, 2008, the Company increased its number of authorized shares of common stock from 100,000,000 (One Hundred Million Common Shares) to 250,000,000 (Two Hundred and Fifty Million Common Shares) and the Par Value changed from ($.001) to ($.0001). The Aggregate par value of the Common Shares changed from ($10,000) TO ($25,000) and the Aggregate par value of the Preferred changed from ($10,000) TO ($1,000). The number of authorized preferred shares remained at 10,000,000.

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

Note 14 - Operating lease

The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2009:

US Dollars

6 months ended December 31, 2009	$30,348
Year ended December 31, 2010	-
$30,348

The Company rents office space and the monthly rental as at June 30, 2009 was $ 2,470. The Monthly Rental is paid on or before the first day of each month. The Tenancy Agreement expires in December 2009. The Company has the exclusive right to extend the term of the Tenancy whereas the Owner has the right to revise the Monthly Rental.

Further, the company rents 3 plots of land and the monthly rental as at June 30, 2009 was $2,588. The Monthly Rental is paid on or before the first day of each month. The Land Lease Agreement expires in December 2009. The Company has the exclusive right to extend the term of the Lease through to December 2014 whereas the Owner has the right to revise the Monthly Rental.

Note 15 - Related party transactions

In the six month period ended June 30, 2009, related parties paid for expenses on behalf of the Company. The related parties are entities owned by a major shareholder of Premier Energy Corp. In the six month period ended June 30, 2008 the Company did not enter into transactions with related parties that are material either to the Company or any related party, or that are unusual in their nature of conditions.

Annual and six months periods’ balances with related parties are set out below:

	As of June 30, 2009 (unaudited)	As of December 31, 2008
Receivable from related parties:
Receivable from companies under common control and key members of staff, non-interest bearing loans	$-	$2,551
Total receivable from related parties	$-	$2,551
Payable to related parties:
Payable to companies under common control, trade	$128,554	$136,911
Payable to companies under common control, non interest bearing	28,385	10,194
Long-term related party payables	119,362	-
Total payable to related parties	$276,301	$147,105

Note 16 - Commitments, contingencies and operating risks

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

Russian Business Environment

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

Political environment

Trading activity and the profit derived there from may be affected by political, statutory, financial and administrative changes, including the changes in environment protection legislation that are currently underway in Russia.

Insurance

During the normal course of business disputes and claims may arise and there can be uncertainties surrounding the ultimate resolution of these matters.

Taxation

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

Environmental liabilities

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

Employment Agreement

On October 16, 2008 The Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of June 30, 2009 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of June 30, 2009 the Company recorded accrued salary of $70,833.

The agreement may be terminated by us for cause as set forth in the agreement, by us without cause, or by Dr. Prodanovic under certain circumstances. If we terminate the agreement for cause, he is not entitled to any severance benefits. If we should terminate the agreement without cause, we are obligated to pay Dr. Prodanovic an amount equal to his monthly base salary for the greater of 24 months or until he is hired in a new position which is consistent with his experience and stature. If such new position pays less than his then current base salary we are obligated to pay the difference for the balance of the 24 month severance period. If his employment in the new position should terminate prior to the expiration of the 24 month severance period, we are obligated to pay his monthly base salary during the remaining period. In the event we should fail to appoint Dr. Prodanovic Chief Executive Officer and a member of our Board of Directors in any successive periods during the term of the agreement, should we fail to compensate him pursuant to the terms of the agreement, or if there is a material breach of the agreement, Dr. Prodanovic is entitled to terminate the agreement and we shall be obligated to pay him the same severance benefits had we terminated the agreement without cause

Note 17 - Subsequent events

None.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three-month period and six-month period ended June 30, 2009.

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

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the three months and six months ended June 30, 2009 and 2008, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the six-month periods ended June 30, 2009 and 2008.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 AND 2008

EXECUTIVE SUMMARY

The following is an executive summary of what Premier Energy Corp. believes are important results as of and during the three months ended June 30, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the three months ended June 30, 2009 decreased 73% to $0.09 million from $0.34 million in the comparable period in 2008.

•	Gross profit margin decreased 89.3% points for the three months ended June 30, 2009 to 16.9% from 42.2% in the comparable period in 2008, primarily resulting from lower sales.

•
Selling, general and administrative expenses as a percentage of revenue were 11.9% and 15.3% for the three months ended June 30, 2009 and 2008, respectively, which was primarily due to decreases in, among other factors, additional legal, consult and audit expenses.

•	Marketing and transportation expenses were down by 47%, value falling from $0.08 million at the three month period ended June 30, 2008 to $0.04 million at June 30, 2009.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 AND 2008

EXECUTIVE SUMMARY

The following is an executive summary of what Premier Energy Corp. believes are important results as of and during the six months ended June 30, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the six months ended June 30, 2009 decreased 66% to $0.16 million from $0.47 million in the comparable period in 2008.

•	Deterioration in current ratio (defined as current assets divided by current liabilities) of 64.35% at June 30, 2009 as compared to 86.73% at December 31, 2008.

•	Gross profit margin increased 57.2% points for the six months ended June 30, 2009 to (1.97)% from (4.60)% in the comparable period in 2008, primarily resulting from a effective costs management.

•
Selling, general and administrative expenses as a percentage of revenue were 97.2% and 18.8% for the six months ended June 30, 2009 and 2008, respectively, which was primarily due to increases in, among other factors, additional legal, consult and audit expenses.

•	Marketing and transportation expenses were down by 58%, value falling from $0.19 million at the six month period ended June, 2008 to $0.08million at June 30, 2009.

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

NEW ACCOUNTING STANDARDS
New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This statement also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. We adopted SFAS 141R on January 1, 2009, which did not have any impact on our consolidated financial statements upon adoption. However, we expect that SFAS 141R will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature of any future transactions.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

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

 RESULTS OF OPERATIONS

Three Months Ended June, 2009 and 2008

The following summarizes our operational highlights during three months ended June 30, 2009:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for three months ended June 30, 2009 and June 30, 2008 (in US Dollars):

	For three months ended June 30,
	2009	2008

Oil revenue	$91,089	$342,029

Net Oil sold (Bbls)	4,377	7,585
Average price of oil sold (per bbl)	$20.81	$45.09
Average production and transportation cost (per bbl)	$26.77	$36.48

During three months ended June 30, 2009, the Company’s domestic oil revenues were down by 73%, due to decreased oil production by 17.1% and decrease of selling price by 53.8%.

The Company’s domestic oil operating expenses decreased 51.8%, value falling from $0.45 million at the prior the three month period ended June 30, 2008 to $0.22 million at June 30, 2009. The decrease in rate of Mineral Extraction Tax (NDPI), marketing and transportation expenses and oil and gas production expense are the primary reason for the overall decrease in the operating expenses. Falling oilfield costs and the same level of production during the period of three months ended June 30, 2009 resulted in lower costs per bbl.

Six Months Ended June, 2009 and 2008

The following summarizes our operational highlights during six months ended June 30, 2009:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for six months ended June 30, 2009 and June 30, 2008 (in US Dollars):

	For six months ended June 30,
	2009	2008

Oil revenue	$159,505	$471,538

Net Oil sold (Bbls)	11,324	11,849
Average price of oil sold (per bbl)	$14.09	$39.79
Average production and transportation cost (per bbl)	$21.43	$57.87

During six months ended June 30, 2009, the Company’s domestic oil revenues were down by 66%, due to decreased oil production by 18% and decrease of selling price by 65%.

The Company’s domestic oil operating expenses decreased 44.5%, value falling from $1.04 million at the prior the six month period ended June 30, 2008 to $0.58 million at June 30, 2009. The decrease in rate of Mineral Extraction Tax (NDPI), marketing and transportation expenses and oil and gas production expense are the primary reason for the overall decrease in the operating expenses. Falling oilfield costs and the same level of production during the period of six months ended June 30, 2009 resulted in lower costs per bbl.

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

Since June 30, 2009 there have been no significant material developments.

Results of Operations achieved during three months ended June 30, 2009 Compared to three months ended June 30, 2008

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the three months ended June 30, 2009 of $0.122 million compared to a net loss of $0.118 million for the same period in 2008. Factors contributing to the $0.004 million decrease in net loss from three months ended June 30, 2008 to three months ended June 30, 2009 included the following:

•
Oil production net of our interest for three months ended June 30, 2009 was 4,677 Bbls resulting in $91,089 worth of oil sales, at an average wellhead price of $20.81 per Bbls for the three months ended June 30, 2009.

•	In 2008, our net production was 5,629 Bbls resulting in $342,029 worth of oil sales, at an average wellhead price of $45.09.

•	The 17.1% decrease in production volumes resulted from abandonment of oil production from Wells 108, 130 and 133 due to operating necessity of work over activities.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for three months ended June 30, 2009 decreased to $81,916 (59% over three months ended June 30, 2008).

General and administrative expenses decreased from $52,477 for the three months ended June 30, 2008 to $10,825 for the three months ended June 30, 2009, due largely to:

•
Decease in audit, legal, advisory and accounting expense due to the Premier Energy Corp.  appointed lawyers, auditors and advisers charging additional professional fees associated to compliance with SEC reporting rules and requirements.

Results of Operations achieved during six months ended June 30, 2009 Compared to six months ended June 30, 2008

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the six months ended June 30, 2009 of $0.49 million compared to a net loss of $0.51 million for the same period in 2008. Factors contributing to the $0.02 million decrease in net loss from six months ended June 30, 2008 to six months ended June 30, 2009 included the following:

•
Oil production net of our interest for six months ended June 30, 2009 was 9,866 Bbls resulting in $159,505 worth of oil sales, at an average wellhead price of $14.09 per Bbls for the six months ended June 30, 2009.

•	In 2008, our net production was 12,084 Bbls resulting in $471,538 worth of oil sales, at an average wellhead price of $39.79.

•	The 18.4% decrease in production volumes resulted from abandonment of oil production from Wells 108, 130 and 133 due to operating necessity of work over activities.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for six months ended June 30, 2009 decreased to $149,547 (68% over six months ended June 30, 2008).

General and administrative expenses increased from $88,599 for the six months ended June 30, 2008 to $155,071 for the six months ended June 30, 2009, due largely to:

•
Increase in audit, legal, advisory and accounting expense due to the Premier Energy Corp.  appointed lawyers, auditors and advisers charging additional professional fees associated to compliance with SEC reporting rules and requirements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our capital requirements through the issuance of common stock, obtaining contributions of Additional Paid-In Capital from ou r parent and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of crude oil due to increased production, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.  There is no guarantee that we will be able to generate adequate revenues or obtain further capital through equity and/or debt.  In the event that we do not generate adequate revenue or raise capital, our operations will be negatively impacted.

As the most expeditious way to quickly increase production output, Karbon CJSC has commenced a program of repairs and modernization of the existing wells in the North-Kopanskoye Oilfield in accordance with the approved schedule for work-over of the shut-in oil wells. The exploration wells drilled in 1980s, and subsequently completed and produced, have been shut-in in the meantime due to needed repairs. The current plans call for routine re-work on two shut-in wells and full work-over on additional two shut-in wells by the end of 2009. The aim is to increase production rate in this year from the present 60 bopd to the expected 400 bopd from the existing wells. We expect to engage local Russian contractors, Almaz Service and ServiceNefteGaz, specializing in oil well work-over and modernization, to provide the required work at the North-Kopanskoye Oilfield in 2009 assuming we raise the required capital.

Subject to the availability of funds, the current plans also call for other concurrent work, including drilling and completion of three new production wells in 2009 at the North-Kopanskoye Oilfield. Produced oil is presently trucked away after being sold at the wellhead at field-posted prices. With the planned increases in oil production output, the intent is to switch from trucking to more efficient and economic oil export via the adjacent GazpromNeft pipeline system provided the demand for crude keeps as expected. All needed infrastructure already exists for pipeline export.

Satisfaction of Our Cash Obligations for the Next 12 Months

Unless we receive an imminent infusion of cash either through the sale of equity or debt, we will not be adequately capitalized. There is no guarantee that we will be able to obtain funding or if we do obtain funding that will be on adequate terms to meet our drilling commitments and expected general and administrative expenses for the next twelve months. We believe there may be distressed situations that will arise in the remainder of 2009 that may make the acquisition of assets a viable strategy, and we will evaluate any potential opportunities as they arise. However, there can be no assurance that any additional capital for use in such acquisition will be available to us on favorable terms or at all.

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

Cash Flows and Capital Expenditures

Our capital budget for 2009 is currently estimated at $19.3 million for the planned drilling of 7 new wells in the North Kopanskoye Field and $8.5 millions for the oil field construction of surface facilities. Our planned 2009 development and exploration expenses could also increase if any of the operations associated with our properties experience cost overruns.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were not effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were not effective as the Company did not have the needed accounting personnel to perform required functions.  In order to remediate this weakness, during the second quarter of 2009, the Company engaged RBSM LLP as an independent consultant to evaluate its needs and provided needed accounting services.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. Except as set forth below, the Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

•
Tintrade Limited, a lender of Karbon, filed suit against Karbon in Russia with regard to repayment of a $300,000 loan that matured in June 2003. Tintrade Limited is also claiming penalties and court fees to be recovered.  The Company has paid $100,000 to Tintrade Limited as part of an out-of-court settlement agreement and service of payment commitment.

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

PREMIER ENERGY CORP.

Dated: August 19, 2009	By:	/s/ Anton Prodonavic
Anton Prodonavic, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alexey Goleshev
Alexey Goleshev, Chief Financial Officer and Director (Principal Financial Officer)