Form 10-Q
period 2009-09-30
PREMIER ENERGY CORP.
filed 2009-11-23
CIK 1408095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

(972) 789-5151
(Issuer's telephone number)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filter and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes ☐   No  x

As of November 23, 2009, there were 210,600,000 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Condensed Consolidated Balance Sheets

PREMIER ENERGY CORP. AND SUBSIDARY
Consolidated Balance Sheets

ASSETS
		September 30, 2009	December 31,
	Note	(unaudited)	2008
Current Assets:
Cash		$280	$52
Accounts and notes receivables, net		125,476	85,369
Inventories	5	128,665	121,171
Prepaid taxes and expenses	6	432,846	451,765
Prepaid and other assets	7	50,092	13,323
		737,359	671,680

Property, Plant and Equipment:
Proven Oil and Gas properties (successful efforts), at cost		8,071,288	8,266,831
	Less- accumulated depletion, depreciation and amortization	(3,747,105)	(3,594,193)
Other property, plant and equipment		100,537	102,396
Less- accumulated depreciation		(87,736)	(82,169)
		4,336,984	4,692,865

Deferred Income tax assets	10	46,827	78,683

TOTAL ASSETS		$5,121,170	$5,443,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	8	$567,245	$315,624
Short term borrowings	9	522,113	310,194
Production taxes payable		210,011	148,602
		1,299,369	774,420
.
Long-Term Liabilites:
Deferred income tax liabilities		-	-
Long Term Notes Payables		120,862
Provision for litigations	11	84,883	96,319
Asset retirement obligations	12	590,581	566,279
		796,326	662,598

TOTAL LIABILITIES		2,095,695	1,437,018

STOCKHOLDERS' EQUITY
	Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 210,600,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	13	21,060	21,060
Additional Paid-in Capital		10,271,174	10,271,174
Accumulated Deficit		(6,944,646)	(6,102,629)
Accumulated other comprehensive income		(322,112)	(183,395)
		3,025,476	4,006,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$5,121,170	$5,443,228

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Condensed Consolidated Statements of Operations
 (Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Operating revenues:
Oil and gas production revenue	$139,578	$260,754	$299,083	$732,292
Other revenue	-	481	-	481
	139,578	261,235	299,083	732,773
Operating expenses:
Oil and gas production expense	69,051	77,232	162,138	289,703
Mineral extracton tax	46,809	107,908	116,376	388,683
Depreciation, depletion and amortizaton	79,037	92,922	227,547	290,244
Taxes other that income taxes	14,829	23,285	43,723	87,708
Loss on sales proven proven properties	-	111,979	-	111,979
Marketing and transportation expenses	62,063	65,282	142,043	255,124
General and administrative	209,381	142,251	364,452	218,907
	481,170	618,159	1,056,279	1,642,348

Operating loss	(341,592)	(356,924)	(757,196)	(909,575)

Other Income (Expense):
Currency translation gain/(loss)	10,809	(22,147)	(22,930)	(6,937)
Interest expense	(12,072)	(15,602)	(34,953)	(47,191)
	(1,263)	(37,749)	(57,883)	(54,128)

Loss Before Provision for
Income Taxes	(342,855)	(394,673)	(815,079)	(963,703)

Benefit(Provision) for Income Tax	(3,107)	36,188	(26,938)	107,391

Net Loss	$(345,962)	$(358,485)	$(842,017)	$(856,312)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	210,600,000	210,600,000	210,600,000	210,600,000

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity
For the period January 1, 2009 through September 30, 2009
(Unaudited)

						Accumulated
				Additional	Accumulated	Other
	Comprehensive		Common	Paid-in	Deficit	Comprehensive
	income/(loss)	Shares	Stock	Capital		Income	Total

Balance at January 1, 2009		210,600,000	$21,060	$10,271,174	$(6,102,629)	$(183,395)	$4,006,210

Net loss for nine months ended September 30, 2009	$(842,017)				(842,017)		(842,017)

Foreign currency translation adjustment	(138,717)					(138,717)	(138,717)
	$(980,734)

Balance at September 30, 2009		210,600,000	$21,060	$10,271,174	$(6,944,646)	$(322,112)	$3,025,476

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net (loss)	(842,017)	(856,311)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	227,579	290,244
Interest expense	34,953	47,191
Loss on disposals and impairments of assets	-	111,979
Deferred income taxes	31,856	(190,639)
Provision for litigations	-	96,709
Changes in operating assets and liabilities:
Accounts and notes receivable	(70,107)	200,197
Inventories	(7,493)	38,108
Prepaid expenses and taxes	18,919	101,379
Prepaid and others assets	(6,770)	(15,014)
Accounts payable and accrued expenses	370,983	(427,613)
Taxes payable	61,410	(16,086)

Net Cash Flows used in operating activities	(180,687)	(619,856)

Cash flows from investing activities
Payments to Acquire Oil and Gas properties	(541)	-
Payments to Acquire Property, Plant and Equipment	-	(2,123)
Net cash used in investing activities	(541)	(2,123)

Cash flows from financing activities
Short-term Borrowings	213,419	438,063
Net cash provided by financing activities	213,419	438,063
Effect of exchange rate changes on cash and cash equivalents	(31,960)	183,874
Net increase (decrease) in cash and cash equivalents	231	(42)
Cash and cash equivalents at beginning of period	52	162
Cash and cash equivalents at end of period	283	120

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$4,599	$1,130

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1 - Basis of Presentation, Organization and Business Overview

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The financial statements included herein as of September 30, 2009, and for the nine month periods ended September 30, 2009 and 2008, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented

Premier Energy Corp. fka Premier Nursing Products, Corp. (the "Company") was incorporated under the laws of the State of Florida on December 26, 2006. On September 25, 2008 the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution changing the name of Premier Nursing Products Corp. to Premier Energy Corp. and in connection therewith on September 25, 2008 filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida. The effective time of the name change will be close of business on October 6, 2008. There were no mandatory exchange of stock certificates. Following the name change, the share certificates which reflected our prior name continue to be valid. Certificates reflecting the corporate new name will be issued in due course as old share certificates are tendered for exchange or transfer to our transfer agent in activities raising capital.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Premier Energy Corp., and its legal subsidiary KARBON, CJSC after eliminating all intercompany transactions. KARBON, CJSC was organized October 16, 2000 as a Closed Joint Stock Company under the Civil Code of the Russian Federation and carries on its principal activity in the territory of the Russian Federation.

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

The accompanying unaudited condensed consolidated financial statements reflect management’s assessment of the impact of the business environment in the country in which the Company operates and the financial position of the Company. The future business environments may differ from management’s assessment.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates of oil and gas reserve quantities provide the basis for calculations of depletion, depreciation, and amortization (“DD&A”) and impairment, each of which represents a significant component of the accompanying unaudited condensed consolidated financial statements.

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

The principal rate of exchange used for translating foreign currency balances was following:

as of September 30, 2009	$1 = RUB30.09;
as of December 31, 2008	$1 = RUB29.38;
as of March 31, 2008	$1 = RUB25.25;
as of December 31, 2007	$1 = RUB24.55.

Average principal rate used of exchange income and expenses were following:

for nine months period ended September 30, 2009	$1 = RUB32.48;
for year ended December 31, 2008	$1 = RUB24.85;
for nine months period ended September 30, 2008	$1 = RUB24.04;
for year ended December 31, 2007	$1 = RUB25.08.

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

Accounts and notes receivable

Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. As of September 30, 2009 and December 31, 2008 the Company did not have any allowances for uncollectible accounts receivable.

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

Oil and Gas Properties

In accordance with ASC code, Financial Accounting and Reporting by Oil and Gas Producing Companies, oil and gas properties and the related expenses are recognized under the successful efforts method. This method prescribes that certain exploration costs, including the costs of exploratory dry holes, delay rentals, geological and geophysical costs are charged to expense when incurred.

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

Impairment of long-lived assets

Long-lived assets, including blocks with proved oil and gas reserves, are assessed for potential impairment in accordance with Accounting Standards Codification subtopic 360-10 (SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets).

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

Generally, licenses and other regulatory acts require that such assets be decommissioned upon the completion of production. According to these requirements, the Company is obliged to decommission wells, dismantle equipment, restore the sites and perform other related activities. The Company’s estimates of these obligations are based on current regulatory or license requirements, as well as actual dismantling and other related costs. Asset retirement obligations are calculated in accordance with ASC Topic 410-20 (SFAS 143, Accounting for Asset Retirement Obligations).

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

The Company had $522,113 in loans outstanding under its credit agreements as of September 30, 2009 and $310,194 in loans outstanding under its credit agreements as of December 31, 2008.

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

Stock-based Compensation

The Company follows Accounting Standards Codification subtopic 718-10 (SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123.) The company has yet to award any stock compensation, so the adoption of the this pronouncement has had not material effect on the financial statements

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Accounting Standards Codification subtopic 260-10 (Financial Accounting Standards No. 128, "Earnings per Share.").  As  of September 30, 2009 and 2008, there we no common share equivalents outstanding.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Fair Value of Assets and Liabilities

Effective June 1, 2008, the Company adopted ASC 820 (Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157)), which provides a framework for measuring fair value under GAAP. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

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

The Company’s short-term debt is the only item that is subject to ASC 820  in the amounts of $522,113 and $310,194 at September 30, 2009 and December 31, 2008, respectively.

Recent accounting pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167, which amends ASC 810-10,  Consolidation  (“ASC 810-10”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by ASC 810-10.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 167 effective January 1, 2010.  The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from ASC 860-10,  Transfers and Servicing (“ASC 860-10”), and removes the exception from applying ASC 810-10.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 166 effective January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009, the Company had not yet achieved profitable operations giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

Note 3 - Going concern (continued)

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

During nine months period ended September 30, 2009, sales to one unrelated customers represented 100% of total revenue (over nine months ended September 30, 2008 – sales to hundred unrelated customers represented 100% of total revenue).

Note 5 - Inventories.

Inventories are summarized as follows:

	As of September 30, 2009 (unaudited)	As of December 31, 2008

Inventories of crude oil (less valuation allowance $41,802 and $90,241 as of September 31, 2009 and December 31, 2008, respectively)	$32,272	$23,608
Raw materials	96,392	97,563
	$128,665	$121,171

Note 6 - Prepaid taxes and expenses.

Prepaid taxes and expenses include:

	As of September 30, 2009 (unaudited)	As of December 31, 2008

VAT receivable	$420,518	$432,160
Current Income Tax Receivables	4,021	115
Other taxes receivable	7,604	19,249
Deferred expenses	703	241
	$432,846	$451,765

Note 7 - Prepaid and other assets.

Prepaid and other assets include:

	As of September 30, 2009 (unaudited)	As of December 31, 2008

Prepayments	$20,092	$10,773
Loans to related parties	-	2,550
Advances to Employees	30,000	-
	$50,092	$13,323

Note 8 -  Accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	As of September 30, 2009 (unaudited)	As of December 31, 2008

Trade accounts payable	$245,227	$234,183
Wages and salaries payable	85,289	33,810
Other accounts payable	236,729	47,631
	$567,245	$315,624

Note 9 -  Borrowings

The Company borrows operating funds under several loans agreements with non-financial institutions:

	As of September 30, 2009 (unaudited)	As of December 31, 2008

Interest free, unsecured loans from RossGas, LLC a related party (debt is repayable on mutual consent)	$119,266	$-
Interest free, unsecured loans from Vlasov N.V. a related party (debt is repayable on mutual consent)	84,740	-
Interest free, unsecured loans from Galazov A.A. a related party (debt is repayable on mutual consent)	103,349	-
Interest free, unsecured loan from Tintrade Limited ($300,000 is overdue, for disclosure see Note 11)	200,000	300,000
Interest free, unsecured loans from members of staff	14,758	10,194
	$522,113	$310,194

As of February 10, 2009, Karbon reached an out-of-court settlement with Tintrade Ltd and subsequently settled approximately $11,300 worth of court fees according to the payment plan agreed upon with Tintrade Ltd.

Note 10 - Deferred tax assets and liabilities

Deferred tax assets and liabilities are composed of the following items:

	GROSS ASSETS		GROSS LIABILITIES		NET ASSETS
	As of September 30, 2009 (unaudited)	As of December 31, 2008	As of September 30, 2009 (unaudited)	As of December 31, 2008	As of September 30, 2009 (unaudited)	As of December 31, 2008

Property, plant and equipment	$443	$544	$-	$-	$443	$544
Proved Oil and Gas properties	11,368	31,441	-	-	11,368	31,441
Inventories	8,360	21,658	-	-	8,360	21,658
Accounts payable	1,256	3,088	-	-	1,256	3,088
Assets retirement obligations	35,038	33,798	-	-	35,038	33,798
Borrowings	-	-	(9,638)	(11,846)	(9,638)	(11,846)
Deferred tax assets/(liabilities)	$56,464	$90,529	$(9,638)	$(11,846)	$46,827	$78,683

Temporary differences between these financial statements and tax records gave rise to deferred income tax assets and liabilities as of September 30, 2009 as above.

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

Full provision for the amounts in questions has been recognized in the reporting period.

Note 12 – Assets retirement obligations

	As of September 30, 2009 (unaudited)	As of December 31, 2008

Beginning asset retirement obligation	$555,881	$616,185
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	11,737	61,059
Revision to estimated cash flows	-	-
Foreign currency translation	22,962	(110,965)
Ending asset retirement obligation	$590,581	$566,279

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

Note 14 - Operating lease

The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining non cancelable lease terms in excess of one year as of September 30, 2009:

US Dollars

3 months ended December 31, 2009	$15,777
Year ended December 31, 2010	-
$15,777

The Company rents office space and the monthly rental as at September 30, 2009 was $2,568. The Monthly Rental is paid on or before the first day of each month. The Tenancy Agreement expires in December 2009. The Company has the exclusive right to extend the term of the Tenancy whereas the Owner has the right to revise the Monthly Rental.

Further, the company rents 3 plots of land and the monthly rental as at September 30, 2009 was $2,691. The Monthly Rental is paid on or before the first day of each month. The Land Lease Agreement expires in December 2009. The Company has the exclusive right to extend the term of the Lease through to December 2014 whereas the Owner has the right to revise the Monthly Rental.

Note 15 - Related party transactions

In the nine month period ended September 30, 2009, related parties paid for expenses on behalf of the Company. The related parties are entities owned by a major shareholder of Premier Energy Corp. In the nine month period ended September 30, 2009 the Company did not enter into transactions with related parties that are material either to the Company or any related party, or that are unusual in their nature of conditions.

Annual and nine months periods’ balances with related parties are set out below:

	As of September 30, 2009 (unaudited)	As of December 31, 2008
Receivable from related parties:
Receivable from companies under common control and key members of staff, non-interest bearing loans	$-	$2,551
Total receivable from related parties	$-	$2,551
Payable to related parties:
Payable to companies under common control, trade	$163,875	$136,911
Payable to companies under common control, non interest bearing	322,113	10,194
Total payable to related parties	$485,987	$147,105

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

Employment Agreement

On October 16, 2008 The Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of September 30, 2009 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of September 30, 2009 the Company recorded accrued salary of $95,833.33.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three-month period and nine-month period ended September 30, 2009.

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

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the three months and nine months ended September 30, 2009 and 2008, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the nine-month periods ended September 30, 2009 and 2008.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

EXECUTIVE SUMMARY

The following is an executive summary of what Premier Energy Corp. believes are important results as of and during the three months ended September 30, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the three months ended September 30, 2009 decreased 46% to $0.14 million from $0.26 million in the comparable period in 2008.

•	Gross profit margin decreased 41.6% for the three months ended September 30, 2009 to 16.9% from 29.1% in the comparable period in 2008, primarily resulting from lower sales.

•
Selling, general and administrative expenses as a percentage of revenue were 150.01% and 54.4% for the three months ended September 30, 2009 and 2008, respectively, which was primarily due to decreases in, among other factors, additional legal, consult and audit expenses.

•	Marketing and transportation expenses were almost same for both period ie $0.06 million at the three month period ended September, 2008 and September 30, 2009.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

EXECUTIVE SUMMARY

The following is an executive summary of what Premier Energy Corp. believes are important results as of and during the nine months ended September 30, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the nine months ended September 30, 2009 decreased 59% to $0.29 million from $0.73 million in the comparable period in 2008.

•	Deterioration in current ratio (defined as current assets divided by current liabilities) of 62.62% at September 30, 2009 as compared to 86.73% at December 31, 2008.

•	Gross profit margin decreased 7.3% points for the nine months ended September 30, 2009 to (6.87)% from (7.4)% in the comparable period in 2008, primarily resulting from lower sales.

•
Selling, general and administrative expenses as a percentage of revenue were 121.86% and 29.8% for the nine months ended September 30, 2009 and 2008, respectively, which was primarily due to increases in, among other factors, additional legal, consult and audit expenses.

•	Marketing and transportation expenses were down by 44%, value falling from $0.22 million at the nine month period ended September, 2008 to $0.16 million at September 30, 2009.

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

NEW ACCOUNTING STANDARDS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167, which amends ASC 810-10,  Consolidation  (“ASC 810-10”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by ASC 810-10.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 167 effective January 1, 2010.  The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from ASC 860-10,  Transfers and Servicing (“ASC 860-10”), and removes the exception from applying ASC 810-10.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 166 effective January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

RESULTS OF OPERATIONS

Three Months Ended September, 2009 and 2008

The following summarizes our operational highlights during three months ended September 30, 2009:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for   three months ended September 30, 2009 and September 30, 2008 (in US Dollars):
	For three months ended September 30,
	2009	2008

Oil revenue	$139,578	$260,754

Net Oil sold (Bbls)	4,864	5,153
Average price of oil sold (per bbl)	$28.69	$50.60
Average production and transportation cost (per bbl)	$36.58	$48.07

During three months ended September 30, 2009, the Company’s domestic oil revenues were down by 46.5%, due to decreased oil production by 16% and decrease of selling price by 43%.

The Company’s domestic oil operating expenses decreased 37.4%, value falling from $0.18 million at the prior the three month period ended September 30, 2008 to $0.11 million at September 30, 2009. The decrease in rate of Mineral Extraction Tax (NDPI), marketing and transportation expenses and oil and gas production expense are the primary reason for the overall decrease in the operating expenses. Falling oilfield costs and the same level of production during the period of three months ended September 30, 2009 resulted in lower costs per bbl.

Nine Months Ended September, 2009 and 2008

The following summarizes our operational highlights during nine months ended September 30, 2009:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for  nine months ended September 30, 2009 and September 30, 2008 (in US Dollars):

	For nine months ended September 30,
	2009	2008

Oil revenue	$299,083	$732,292

Net Oil sold (Bbls)	16,188	20,787
Average price of oil sold (per bbl)	$18.48	$35.23
Average production and transportation cost (per bbl)	$25,98	$44.91

During nine months ended September 30, 2009, the Company’s domestic oil revenues were down by 59%, due to decreased oil production by 32.4% and decrease of selling price by 47.6%.

The Company’s domestic oil operating expenses decreased 58.9%, value falling from $0.68 million at the prior the nine month period ended September 30, 2008 to $0.28 million at September 30, 2009. The decrease in rate of Mineral Extraction Tax (NDPI), marketing and transportation expenses and oil and gas production expense are the primary reason for the overall decrease in the operating expenses. Falling oilfield costs and the same level of production during the period of nine months ended September 30, 2009 resulted in lower costs per bbl.

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

Since September 30, 2009 there have been no significant material developments.

Results of Operations achieved during three months ended September 30, 2009 Compared to three months ended September 30, 2008

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the three months ended September 30, 2009 of $0.345 million compared to a net loss of $0.358 million for the same period in 2008. Factors contributing to the $0.0125 million decrease in net loss from three months ended September 30, 2008 to three months ended September 30, 2009 included the following:

•
Oil production net of our interest for three months ended September 30, 2009 was 4,864 Bbls resulting in $139,578 worth of oil sales, at an average wellhead price of $28.69 per Bbls for the three months ended September 30, 2009.

•	In 2008, our net production was 5,153 Bbls resulting in $260,754 worth of oil sales, at an average wellhead price of $50.60.
•	The 16.3% decrease in production volumes resulted from abandonment of oil production from Wells 108, 130 and 133 due to operating necessity of work over activities.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for three months ended September 30, 2009 decreased to $108,872 (36% over three months ended September 30, 2008).

General and administrative expenses increased from $142,251 for the three months ended September 30, 2008 to $209,382 for the three months ended September 30, 2009, due largely to:

•
Increase in audit, legal, advisory and accounting expense due to the Premier Energy Corp.  appointed lawyers, auditors and advisers charging additional professional fees associated to compliance with SEC reporting rules and requirements.

Results of Operations achieved during nine months ended September 30, 2009 Compared to nine months ended September 30, 2008

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the nine months ended September 30, 2009 of $0.84 million compared to a net loss of $0.86 million for the same period in 2008. Factors contributing to the $0.014 million decrease in net loss from nine months ended September 30, 2008 to nine months ended September 30, 2009 included the following:

•
Oil production net of our interest for nine months ended September 30, 2009 was 16,188 Bbls resulting in $299,083 worth of oil sales, at an average wellhead price of $18.48 per Bbls for the nine months ended September 30, 2009.

•	In 2008, our net production was 20,787 Bbls resulting in $732,292 worth of oil sales, at an average wellhead price of $35.23.

•	The 32% decrease in production volumes resulted from abandonment of oil production from Wells 108, 130 and 133 due to operating necessity of work over activities.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for nine months ended September 30, 2009 decreased to $258,419 (59% over nine months ended September 30, 2008).

General and administrative expenses increased from $218,907 for the nine months ended September 30, 2008 to $364,453 for the nine months ended September 30, 2009, due largely to:

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

For the nine months ended September 30, 2009 and the nine months ended June 30, 2008, we have incurred net losses of approximately $720,155  and $856,312  respectively. We have funded our working capital needs primarily from revenues and advances from our principal stockholders which generated cash from equity offerings on the stock exchanges in the European Union (EU) and sales on the over-the-counter market in the USA.

As of September 30, 2009, we were listed on electronic trading system XETRA of Frankfurt Stock Exchange (symbol: P79.ETR), on the open market of the Frankfurt Stock Exchange (symbol: P79.FSE), the Berlin Stock Exchange (symbol: P79.BER) and the Nasdaq Over-The-Counter Bulletin Board (symbol: PNRC).

As of November 02, 2009 we signed a Non-Binding Letter of Intent with Rossgaz LLC, a limited liability company incorporated in the Russian Federation, to acquire all of the issued and outstanding securities of Speckrit LLC and the remaining 49% interest in Karbon CJSC, both owned by Rossgaz and its affiliates.

The LOI sets forth the basic terms of the intended share purchase transaction and reflects the current, good faith intentions of Premier, Speckrit, Rossgaz and their respective stockholders. Premier Energy Corp. is responsible for raising all capital for the cash consideration of $65 million to be used to acquire the securities and retire outstanding debt. The transaction was required to close by December 10, 2009.

However, we have no binding agreements or understandings with any potential acquisition targets. There is no assurance that we will be able to obtain additional capital in the amount or, on terms acceptable to us, in the required timeframe.

As of November 20, 2009 we became additionally listed on the Stuttgart Stock Exchange (symbol: P79.FSE) in the EU and our market capitalization was recorded at EUR 7.18 Mil. ($10,67 mln.) at the day. Our combined market capitalization on NASDAQ currently (as of November 20, 2009) exceeds $168 mln.

As of November 20, 2009, our principal stockholders realized some of the total registered shares on the markets in USA and EU and created $ 0,3 mln. worth of contingent assets receivable by Premier Energy Corp. under the post balance sheet arrangements.

Over the next twelve months we believe we have the required working capital needs to fund our current operations through revenues and further and further advances from our principal stockholders. However, any expansion or future business acquisitions will require us to raise capital through an equity offering and/or debt financing.  We believe there may be distressed situations that will arise in the remainder of 2009 that may make the acquisition of assets a viable strategy, and we will evaluate any potential opportunities as they arise. However, there can be no assurance that any additional capital for use in such acquisition will be available to us on favorable terms or at all.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were not effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were not effective as the Company did not have the needed accounting personnel to perform required functions.  In order to remediate this weakness, during the second quarter of 2009, the Company engaged RBSM LLP as an independent consultant to evaluate its needs and provided needed accounting services.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PREMIER ENERGY CORP.

Dated: November 23, 2009	By:	/s/ Anton Prodonavic
Anton Prodonavic, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alexey Goleshev
Alexey Goleshev, Chief Financial Officer and Director (Principal Financial Officer)