Form 10-K
period 2009-12-31
PREMIER ENERGY CORP.
filed 2010-04-15
CIK 1408095

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

333-145569
(Commission file number)

PREMIER ENERGY CORP.

(Exact name of registrant as specified in its charter)

Florida	20-8724818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14785 Preston Road, Suite 550, Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (972) 789-5500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	[ ]	Accelerated filer.	[ ]
Non-accelerated filer.	[ ]	Smaller reporting company.	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ]

As of June 30, 2009, the last business day of the Company’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $17,010,000 which is computed using the last sales price on June 30, 2009 of $0.35 multiplied by 48,600,000

Number of the issuer’s Common Stock outstanding as of April 15, 2010: 210,600,000

Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements as that term is defined under applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Premier Energy Corp., unless otherwise indicated.

Corporate History

Premier Energy Corp. ( “we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on December 26, 2006 under the name “Premier Nursing Products Corp.” The Company changed its name from “Premier Nursing Products Corp.” to “Premier Energy Corp.”  Immediately prior to the acquisition of Karbon (as described below) on January 30, 2009, we had nominal assets and revenues and no business operations. Our principal offices are located at 14785 Preston Road, Suite 550, Dallas, Texas, 75254 USA.

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

Business

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

We aim at improving our profitability from existing assets and attempting to acquire prospective oil and gas properties.

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

The pursuit of our strategy includes the following key elements:

Pursue Attractive Reserve and Leasehold Acquisitions

To date, we have closed one acquisition, the acquisition of 51% of KARBON.  We will seek to effect opportunistic acquisitions that can provide upside potential, including long-term drilling inventories and undeveloped leasehold positions with attractive return characteristics within the Russian Federation.

Drive Growth through Drilling

We plan to supplement our long-term reserve and production growth through drilling operations.  In 2010, subject to obtaining the required financing, we plan:

•	to do a major workover of a minimum of four (up to six) existing wells to grow production to 400 barrels of crude oil per day;

•	to use two drilling rigs to drill four new production wells to produce additional 800 (or better) barrels of crude oil per day; and

•	to perform a 3-D seismic survey to learn more about the deposit structure to enable us to better designate future development drilling locations and expected growth of reserve estimates.

The workover, drilling, completion and seismic work will be done using the presently available local and international labor, equipment and materials.  The above drilling program is subject to our obtaining the required financing.  As of the date hereof, we have no commitment to obtain this financing and, as a result, we are unable to commence such plan at this time.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. PROPERTIES

We currently lease our office space in the USA and in Russia (Orenburg). Our principal executive offices are located at 14785 Preston Road, Suite 550 Dallas, Texas 75254. Our telephone number is (972) 789-5500.

North-Kopanskoye Oilfield (Russian Petroleum Property)

We control Karbon, a subsidiary that holds exploration and production license and operates the North-Kopanskoye Oilfield in the Volga-Urals Basin, close to Orenburg and Kazakhstan border.

Reserve Rule Changes

During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the “Reserve Ruling”) and the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-03 (“ASU 2010-03”) “Extractive Industries – Oil and Gas,” which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling. The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009. The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•
Expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

•
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as “reliable technology” and “reasonable certainty”;

•	Broadening the types of technology that a reporter may use to establish reserves estimates and categories; and

•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

Proved reserves

The Company’s proved reserves totaled 15,651 TBOE, 15,576 TBOE and 15,602 TBOE at December 31, 2009, 2008 and 2007, respectively, representing $44,008, $10,335 and $27,778 Thousands, respectively, of Standardized Measure. The following table shows the changes in the Company’s proved reserve volumes for the North-Kopanskoye Oilfield during the year ended December 31, 2009 (in TBOE):

	Production	Extensions and Discoveries	Purchases of Minerals-in- Place	Sales of Minerals-in- Place	Revisions of Previous Estimates

North-Kopanskoye Oilfield	(25)	—	—	—	100

Total	(25)	—	—	—	100

Tabular proved reserves disclosures. On a BOE basis, 0.7 percent of the Company’s total proved reserves at December 31, 2009 were proved developed reserves. Based on reserve information as of December 31, 2009, and using the Company’s production information for the year then ended, the reserve-to-production ratio associated with the Company’s proved reserves was in excess of 4 years on a BOE basis. The following table provides information regarding the Company’s proved reserves by geographic area as of and for the year ended December 31, 2009:

	Summary of Oil and Gas Reserves as of December 31, 2009 Based on Average Fiscal-Year Prices
	Oil (TBbls)	NGLs (MBbls)	Gas (MMcf)	TBOE	Standardized Measure
	(in thousands)

Developed:
Russia	93	-	111	112	315

Undeveloped:
Russia	8,029	-	45,060	15,539	43,693

The Company’s proved oil and gas reserves are located at the continent of Eurasia, entirely in the Russian Federation.

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

The Bashkirian A-4 and Artinsky-1 are structurally trapped, carbonate reservoirs. The Bashkirian A-4 reservoir accumulated oil on two of the four individual domes and is limited by Oil-Water Contacts (OWCs). The Artinsky-1 reservoir has a larger accumulation of oil limited by an OWC, an associated gas cap, and a separate nonassociated gas accumulation that is limited by a Gas-Water Contact (GWC).

The Artinsky-1 reservoir accumulations are trapped on three of the structural domes in two separate accumulations. The central and northern domes contain a continuous accumulation. This accumulation consists of oil and an associated gas cap.  It is mapped as high as 1,900 meters true vertical depth subsea (TVDSS) with a Gas-Oil Contact (GOC) at 1,979.5 meters TVDSS and an OWC at 2,021 meters TVDSS.

The area of the Artinsky-1 oil accumulation is about 10.2 square kilometers and the average thickness is 8.8 meters. The estimated volumes above the highest known oil in the Well 131 on the northern dome as well as the volumes located in the saddle area between the northern and central domes have been associated with probable reserves. The highest oil test in the Well 127 was at 1,976.9 meters TVDSS. The Wells 127 and 128 tested oil and water across the intervals of 2,021.9 to 2,028.9 meters TVDSS and 2,008.9 to 2,029.9 meters TVDSS, respectively. The highest water-only test at 2,043.9 meters TVDSS occurred in the Well 128. The Well 129 tested "no flow" in the Artinsky-1 reservoir over a low porosity and low permeability interval, as indicated by log interpretation. The northern dome of this accumulation tested oil from two different intervals down to 2,015 meters TVDSS in the Well 131.

The gas cap above the central dome of the Artinsky-1 oil reservoir is defined by gas and condensate tests in the Wells 127 and 129. The deepest gas test was at 1,984.9 meters TVDSS in the Well 129. The average thickness in this gas cap is 5.1 meters with an area of approximately 2.8 square kilometers.

The Artinsky-1 accumulation on the small southern structure, tested by the Well 109, is a nonassociated gas reservoir with a GWC estimated at 2,030 meters TVDSS. This gas reservoir has an area of approximately 1.2 square kilometers and estimated average thickness of 5.8 meters. The Well 109 tested gas and condensate down to 2,027.6 meters TVDSS and the adjacent Well 101 tested water as high as 2,036.7 meters TVDSS.

The Bashkirian A-4 Central reservoir is mapped as high as 2,800 meters TVDSS. The OWC is estimated at 2,839 meters TVDSS. This reservoir encompasses about 4.3 square kilometers with an average thickness of 12.4 meters. Oil was successfully tested in the Wells 130 and 133. Both wells tested water-free oil with the deepest oil test in the Well 130 at 2,839 meters TVDSS. A test in the Well 133 over an interval of 2,832.2 to 2,842.8 meters TVDSS produced oil and water.

The accumulation on the smaller southern dome, the Bashkirian A-4 South reservoir, is mapped as high as 2,900 meters TVDSS with an OWC at 2,905 meters TVDSS. This reservoir covers approximately 0.7 square kilometers and has an average thickness of 3.4 meters. The smaller southern accumulation was proved by a test in the Well 108 with oil-only down to 2,900.8 meters TVDSS and water tested as high as 2,929.8 meters TVDSS.

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

Until February 10, 2009, the Company’s subsidiary ZAO Karbon was litigating with Tintrade Limited, a lender of the Company’s subsidiary, with regard to repayment of a $300,000 loan that matured in June 2003. As of February 10, 2009, Karbon reached an out-of-court settlement with Tintrade Ltd and subsequently settled approximately $11,300 worth of court fees according to the payment plan agreed upon with Tintrade Ltd. Further, the Company has paid $100,000 off their liability to Tintrade Limited as part of an out-of-court settlement agreement and service of payment commitment.

The Company entered a Services Agreement with DirektFinanz AG (“DF”) dated July 7, 2009 (the “DF Agreement”).  The DF Agreement required that DF provide consulting services, serve as an investment banking liaison and assist in obtaining financing in consideration of 500,000 shares of common stock and various cash payments.  DF has failed to provide these services and is in breach of the DF Agreement.  Accordingly, as DF has breached the Agreement, the Company has advised DF that the DF Agreement is terminated and that the Company has no obligation to provide any further compensation to DF under the DF Agreement.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

The Company may become involved in material legal proceedings in the future.

ITEM 4. (REMOVED AND RESERVED)

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares were approved for quotation on the OTC Bulletin Board on December 4, 2007, and are currently quoted for trading under the symbol “PNRC”.   In addition, the Company also trades on the Frankfurt, Berlin, Stuttgart and XETRA Exchanges under the symbol “P79.”   The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTC Bulletin Board(1)
Quarter Ended	High	Low
Year Ended December 31, 2009
December 31, 2009	$1.04	$0.375
September 30, 2009	$0.75	$0.30
June 30, 2009	$0.63	$0.17
March 31, 2009	$0.86	$0.20
Year Ended December 31, 2008
December 31, 2008 (2)	$1.08	$0.20
September 30, 2008	$0.76	$0.70
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.nasdaq.com for the periods indicated.

(1)
OTC Bulletin Board quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common shares are issued in registered form. The transfer agent and registrar for our common stock is StockTrans, LLC (Telephone: (610)-649-7300; Facsimile: (610)-649-7302).

(2)	Our common shares were approved for quotation on the OTC Bulletin Board on August 31, 2007. The first trade of PNRC stock on the OTC Bulletin Board occurred on September 8, 2008.

The following table sets forth the high and low closing price per share of our common stock on the Frankfurt, Berlin, Stuttgart and XETRA Exchanges**. Price is presented in Euros:

	Frankfurt (EUR)
Quarter Ended	High	Low
Year Ended December 31, 2009
December 31, 2009	0.71	0.30
September 30, 2009	0.40	0.20
June 30, 2009	0.48	0.15
March 31, 2009	0.19	0.15
Year Ended December 31, 2008
December 31, 2008 (2)	0.89	0.19
September 30, 2008	0.55	0.55
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

	Berlin (EUR)
Quarter Ended	High	Low
Year Ended December 31, 2009
December 31, 2009	0.70	0.30
September 30, 2009	0.51	0.10
June 30, 2009	0.54	0.13
March 31, 2009	0.67	0.15
Year Ended December 31, 2008
December 31, 2008 (2)	0.89	0.19
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

Stuttgart (EUR)
Quarter Ended	High	Low
Year Ended December 31, 2009
December 31, 2009	0.71	0.35
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A
Year Ended December 31, 2008
December 31, 2008 (2)	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

XETRA (EUR)
Quarter Ended	High	Low
Year Ended December 31, 2009
December 31, 2009	0.80	0.31
September 30, 2009	N/A	N/A
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A
Year Ended December 31, 2008
December 31, 2008 (2)	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

On April 15, 2010, the shareholders’ list of our common shares showed 24 registered shareholders and: 210,600,000 shares outstanding.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data

	December 31,
	2009	2008
Total Assets	$5,006,157	$5,443,228
Total Liabilities	$2,208,451	$1,437,018
Total Stockholders' Equity (Deficit)	$2,797,705	$4,006,210
Net Working Capital (Deficit)	$(859,528)	$(102,740)
Revenues	$383,158	$808,211
Operating Expenses	$1,507,284	$1,916,002
Net Loss	$1,205,163	$1,097,077

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”). All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Risk Factors” for a list of our risk factors.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-K.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the year ended December 31, 2009.

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

•
Results of Operations – an analysis of the Company’s consolidated results of operations for the years ended December 31, 2009 and 2008, which have been presented in its consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the year ended December 31, 2009 and 2008.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 AND 2008

EXECUTIVE SUMMARY

The following is an executive summary of what Premier Energy Corp. believes are important results as of and during the year ended December 31, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the year ended December 31, 2009 decreased 52.6% to $383,158 from $808,211 in the comparable period in 2008.

•	Deterioration in current ratio (defined as current assets divided by current liabilities) of 46.56% at December 31, 2009 as compared to 86.73% at December 31, 2008.

•
General and administrative expenses as a percentage of revenue were 140.1% and 27.7% for the year ended December 31, 2009 and 2008, respectively, which was primarily due to increases in, among other factors, additional legal, consult and audit expenses.

•	Marketing and transportation expenses were down by 35.6%, value falling from $318,845 at the year ended December 31, 2008 to $205,290 at December 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our transition report on Form 10-K for the transition period ended December 31, 2008 filed with the SEC on May 1, 2009 for a more detailed discussion of our critical accounting estimates.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

The following summarizes our operational highlights during the years ended December 31, 2009 and 2008:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for the years ended December 31, 2009 and 2008 (in US Dollars):

	For years ended December 31,
	2009	2008

Oil revenue	$383,158	$807,730

Net Oil sold (Bbls)	19,972	19,764
Average price of oil sold (per bbl)	$19,18	$40,89
Average production and transportation cost (per bbl)	$25.70	$46.37

During the year ended December 31, 2009, the Company’s domestic oil revenues were down by 52.6%, due to decreased oil production by 2.0 % and decrease of selling price by 53.1%.

The Company’s domestic oil operating expenses decreased 19.7%, value falling from $1.9 million at the prior year ended December 31, 2008 to $1.5 million at December 31, 2009. The decrease in rate of Mineral Extraction Tax (NDPI), marketing and transportation expenses and oil and gas production expense are the primary reason for the overall decrease in the operating expenses. Falling oilfield costs and the same level of production during the period of 12 months ended December 31, 2009 resulted in lower costs per bbl.

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

Since December 31, 2009 there have been no significant material developments.

Results of Operations achieved during 12 months ended December 31, 2009 Compared to 12 months ended December 31, 2008

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the 12 months ended December 31, 2009 of $1.12 million compared to a net loss of $1.11 million for the same period in 2008. Factors contributing to the $0.01 million increase in net loss from 12 months ended December 31, 2008 to 12 months ended December 31, 2009 included the following:

•
Oil production net of our interest for 12 months ended December 31, 2009 was 21,528 Bbls resulting in $383,158 worth of oil sales, at an average wellhead price of $19.18 per Bbls for the 12 months ended December 31, 2009.

•	In 2008, our net production was 21,966 Bbls resulting in $807,730 worth of oil sales, at an average wellhead price of $40.89.
•	The 2.0% decrease in production volumes resulted from abandonment of oil production from Wells 108, 130 and 133 due to operating necessity of work over activities.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for 12 months ended December 31, 2009 decreased to $205,290 (35.6% over 12 months ended December 31, 2008) and to $203,564 (53.2% over 12 months ended December 31, 2008).

General and administrative expenses increased from $223,955 for the 12 months ended December 31, 2008 to $536,991 for the 12 months ended December 31, 2009, due largely to:

•
Increase in audit, legal, advisory and accounting expense due to the Premier Energy Corp. appointed lawyers, auditors and advisers charging additional professional fees associated with compliance to SEC reporting rules and requirements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our capital requirements through the issuance of common stock, obtaining contributions of Additional Paid-In Capital from our parent and by borrowings. As we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.  There is no guarantee that we will be able to generate adequate revenues or obtain further capital through equity and/or debt.  In the event that we do not generate adequate revenue or raise capital, our operations will be negatively impacted.

As the most expeditious way to quickly increase production output, Karbon CJSC has commenced a program of repairs and modernization of the existing wells in the North-Kopanskoye Oilfield in accordance with the approved schedule for work-over of the shut-in oil wells. The exploration wells drilled in 1980s, and subsequently completed and produced, have been shut-in in the meantime due to needed repairs. The current plans call for routine re-work on two shut-in wells and full work-over on additional two (or more) shut-in wells by the end of 2010. The aim is to increase production rate in this year from the present 55 bopd to the expected 400 bopd from the existing wells. We expect to engage local Russian contractor (ART), specializing in oil well work-over and modernization, to provide the required work at the North-Kopanskoye Oilfield in 2010 assuming we raise the required capital.

Subject to the availability of funds, the current plans also call for other concurrent work, including drilling and completion of four new production wells in 2010 at the North-Kopanskoye Oilfield (we have engaged international contractor KCA Deutag). Produced oil is presently trucked away after being sold at the wellhead at field-posted prices. With the planned increases in oil production output, the intent is to switch from trucking to more efficient and economic oil export via the adjacent GazpromNeft pipeline system provided the demand for crude keeps as expected. All needed infrastructure already exists for pipeline export.

Satisfaction of Our Cash Obligations for the Next 12 Months

Unless we receive an imminent infusion of cash either through the sale of equity or debt, we will not be adequately capitalized. There is no guarantee that we will be able to obtain funding or if we do obtain funding that will be on adequate terms to meet our drilling commitments and expected general and administrative expenses for the next twelve months. We believe there may be distressed situations that will arise in 2010 that may make the acquisition of assets a viable strategy, and we will evaluate any potential opportunities as they arise. However, there can be no assurance that any additional capital for use in such acquisition will be available to us on favorable terms or at all.

For the years ended December 31, 2009 and 2008, we have incurred net losses of approximately $1,205,163 and $1,097,077 respectively. We have funded our working capital needs primarily from revenues and advances from our principal stockholders which generated cash from equity offerings on the stock exchanges in the European Union (EU) and sales on the over-the-counter market in the USA.

Over the next twelve months we believe we have the required working capital needed to fund our current operations through revenues and further advances from our principal stockholders. However, any expansion or future business acquisitions will require us to raise capital through an equity offering and/or debt financing. There can be no assurance that any additional capital for use in such acquisition will be available to us on favourable terms or at all.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented in this Form 10K.

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

Cash Flows and Capital Expenditures

Our capital budget for 2009 was estimated at $19.3 million for the planned drilling of 7 new wells in the North Kopanskoye Field and $8.5 millions for the oil field construction of surface facilities. Our planned 2009 development and exploration program had failed due to lack of finance.

The capital required for our 2010 planned work is estimated at $26 million, including the existing wells workover at $1.5 million, new wells drilling and completion at $14 million, surface facilities at $8 million and seismic survey at $2.5 million.

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

Subsequent Events

As of March 2, 2010 the Company obtained $ 100,000 worth of loan finance from Auxerre Trading Limited, the Company’s 51% parent company. The Company has settled all of the outstanding audit fees and some of the other professional fees. The loan is termed for one year and the interest rate of 8 % is fixed for the term of the loan.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon our net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive.

Inventory

Inventory represents crude oil in storage tanks at the Company's oilfield facility and other items valued at the lower of cost (first-in, first-out) or market (net realizable value). The cost of inventories comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition.

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

In January 2010, the FASB issued ASU 2010-3, Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures ("ASU 2010-3") that amends Topic 932, Extractive Activities—Oil and Gas, of the FASB Codification. ASU 2010-3 expands the definition of oil- and gas-producing activities to include the extraction of various saleable hydrocarbons or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction. An entity must also consider its equity investees in determining whether they have significant oil and gas producing activities. ASU 2010-3 indicates that entities must use the 12-month average price rather than the year-end price when estimating whether reserves are economical to produce.

ASU 2010-3 also introduces new disclosure requirements. At a minimum, each entity is required to disclose separate information about reserves and financial information for geographic areas and for each country that represent 15 percent or more of proved reserves. An entity must disclose separately information about consolidated subsidiaries and equity investees. Disclosures about equity investees must be in the same level of detail as is required for consolidated subsidiaries.

ASU 2010-3 is effective for annual reporting periods ending on or after December 31, 2009 as a change in accounting principle inseparable from change in estimate. The revised methodology for determining reserves impacts the basis for the calculation of the unit of production depletion prospectively. The Company adopted ASU 2010-3 for its annual consolidated financial statements as of and for the year ended December 31, 2009. Adoption of ASU 2010-3 did not have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal years ended December 31, 2009 and 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS
PREMIER ENERGY CORP.
FKA PREMIER NURSING PRODUCTS CORP.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheet of Premier Energy Corp. fka Premier Nursing Products Corp. (a Development Stage Company), as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Energy Corp. fka Premier Nursing Products Corp. (a Development Stage Company), at December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 “Summary of significant accounting policies” to the consolidated financial statements, the Company has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements resulting from Accounting Standards Update No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures,” effective December 31, 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficit that raise significant doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Audit Firm “Femida-Audit”, LLC

Audit Firm “Femida-Audit”, LLC

Moscow, Russia
April 14, 2010

PREMIER ENERGY CORP. AND SUBSIDARY
Consolidated Balance Sheets
		December 31,	December 31,
	Note	2009	2008
ASSETS

Current Assets:
Cash		$441	$52
Accounts and notes receivables, net		92,936	85,369
Inventories	5	207,532	121,171
Prepaid taxes and expenses	6	429,695	451,765
Prepaid and other assets	7	18,204	13,323
		748,808	671,680

Property, Plant and Equipment:
Proven Oil and Gas properties (successful efforts), at cost		8,030,724	8,266,831
	Less- accumulated depletion, depreciation and amortization	(3,848,448)	(3,594,193)
Other property, plant and equipment		100,702	102,396
Less- accumulated depreciation		(89,830)	(82,169)
		4,193,146	4,692,865

Deferred Income tax assets	10	64,203	78,683

TOTAL ASSETS		$5,006,157	$5,443,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	8	$686,161	$315,624
Short term borrowings	9	522,844	310,194
Production taxes payable		314,460	148,602
Provision for litigations	11	84,872	-
		1,608,336	774,420
.
Long-Term Liabilities:
Provision for litigations	11	-	96,319
Asset retirement obligations	12	600,115	566,279
		600,115	662,598

TOTAL LIABILITIES		2,208,451	1,437,018

STOCKHOLDERS' EQUITY
	Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 210,600,000 shares issued and outstanding at December 31, 2009 and December 31, 2008	13	21,060	21,060
Additional Paid-in Capital	14	10,503,677	10,271,174
Accumulated Deficit		(7,392,870)	(6,102,629)
Accumulated other comprehensive income		(334,162)	(183,395)
		2,797,705	4,006,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$5,006,157	$5,443,228

See accompanying notes to audited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Statements of Operations

	Year ended	Year ended
	December 31, 2009	December 31, 2008

Operating revenues:
Oil and gas production revenue	$383,158	$807,730
Other revenue	-	481
	383,158	808,211
Operating expenses:
Oil and gas production expense	150,573	362,243
Mineral extraction tax	203,564	434,658
Depreciation, depletion and amortization	353,450	376,614
Taxes other that income taxes	57,417	87,708
Loss on sales proven properties	-	111,979
Marketing and transportation expenses	205,290	318,845
General and administrative	536,991	223,955
	1,507,284	1,916,002

Operating loss	(1,124,126)	(1,107,791)

Other Income (Expense):
Currency translation gain/(loss)	(24,387)	(66,661)
Interest expense	(47,781)	(61,058)
	(72,168)	(127,720)

Loss Before Provision for
Income Taxes	(1,196,294)	(1,235,511)

Benefit(Provision) for Income Tax	(8,869)	138,434

Net Loss	$(1,205,163)	$(1,097,077)

Loss Per Share
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	210,600,000	210,600,000

See accompanying notes to audited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity
For the period January 1, 2008 through December 31, 2009

						Accumulated
				Additional	Accumulated	Other
	Comprehensive		Common	Paid-in	Deficit	Comprehensive
	income/(loss)	Shares	Stock	Capital		Income	Total

Balance at January 1, 2008		601,000	$2,251,569	$5,175,344	$(5,005,553)	$54,932	$2,476,292

Additional paid-in contribution				2,865,325			2,865,325

Net loss for the year ended December 31, 2008	$(1,097,077)				(1,097,077)		(1,097,077)

Foreign currency translation adjustment	(238,327)					(238,327)	(238,327)
	$(1,335,404)

Balance at December 31, 2008		601,000	$2,251,569	$8,040,668	$(6,102,629)	$(183,395)	$4,006,213

Effect of merger and recapitalization pursuant to
execution of Security Exchange Agreement		209,999,000	(2,230,509)	2,266,509	(85,078)		(49,078)

Forgiveness of note payable to related parties				196,500			196,500

Net loss for the year ended December 31, 2009	$(1,205,163)				(1,205,163)		(1,205,163)

Foreign currency translation adjustment	(150,767)					(150,767)	(150,767)
	$(1,355,930)

Balance at December 31, 2009		210,600,000	$21,060	$10,503,677	$(7,392,870)	$(334,162)	$2,797,705

See accompanying notes to audited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year ended	Year ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities
Net (loss)	(1,205,163)	(1,097,077)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	353,482	376,614
Interest expense	47,781	61,058
Loss on disposals and impairments of assets	-	111,979
Deferred income taxes	14,481	(211,283)
Provision for litigations	-	96,709
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,566)	206,113
Inventories	(86,360)	30,271
Prepaid expenses and taxes	22,069	188,460
Prepaid and others assets	(4,881)	1,507
Accounts payable and accrued expenses	332,268	(396,357)
Taxes payable	165,859	(6,156)

Net Cash Flows used in operating activities	(368,031)	(638,171)

Cash flows from investing activities
Payments to Acquire Oil and Gas properties	-	-
Payments to Acquire Property, Plant and Equipment	(1,228)	(2,123)
Net cash used in investing activities	(1,228)	(2,123)

Cash flows from financing activities
Proceeds from issuing of shares and additional capital	196,500	2,865,325
Short-term Borrowings	201,840	(2,886,274)
Net cash provided by financing activities	398,340	(20,949)
Effect of exchange rate changes on cash and cash equivalents	(28,692)	661,132
Net increase (decrease) in cash and cash equivalents	389	(110)

Cash and cash equivalents at beginning of period	52	162
Cash and cash equivalents at end of period	441	52

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$4,599	$1,261

See accompanying notes to audited consolidated financial statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 1 - Basis of Presentation, Organization and Business Overview

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying consolidated financial statements reflect the operations of Premier Energy Corp and its subsidiaries beginning on January 1, 2008. The reverse merger transaction and the resulting reorganization of entities constituted a change in reporting entity in 2009. As such, these consolidated financial statements reflect the financial position, results of operations and cash flows as if Premier Energy Corp and ZAO Karbon were combined for all of 2008 and 2009. All intercompany balances and transactions have been eliminated for all periods presented. Operating results for the year ended December 31, 2009, are not necessarily indicative of the results that may be expected for the future.

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

The accompanying audited consolidated financial statements include the accounts of Premier Energy Corp., and its legal subsidiary PREMIER ENERGY CORP. AND SUBSIDARY after eliminating all intercompany transactions. PREMIER ENERGY CORP. AND SUBSIDARY was organized October 16, 2000 as a Closed Joint Stock Company under the Civil Code of the Russian Federation and carries on its principal activity in the territory of the Russian Federation.

In conjunction with the transaction with Karbon, Premier adopted the December 31 year end of Karbon the operating company and the accounting successor.

The registered office of Premier Energy Corp is 8990 Wembley Court, Sarasota, Florida 33428 USA. The Company’s principal offices are located at 14785 Preston Road, Suite 550, Dallas, Texas, 75254 USA. The registered address of the subsidiary is 1A Ilekskaya Street, 460034, Orenburg Russia.

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

The accompanying audited consolidated financial statements reflect management’s assessment of the impact of the business environment in the country in which the Company operates and the financial position of the Company. The future business environments may differ from management’s assessment.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates of oil and gas reserve quantities provide the basis for calculations of depletion, depreciation, and amortization (“DD&A”) and impairment, each of which represents a significant component of the accompanying audited consolidated financial statements.

The Company adopted ASU 2010-3, Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures ("ASU 2010-3") for its annual consolidated financial statements as of and for the year ended December 31, 2009. Adoption of ASU 2010-3 is effective as a change in accounting principle inseparable from change in estimate. The revised methodology for determining reserves impacts the basis for the calculation of the unit of production depletion prospectively.

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

The principal rate of exchange used for translating foreign currency balances was following:

as of December 31, 2009	$1 = RUB31.72;
as of December 31, 2008	$1 = RUB29.38;
as of December 31, 2007	$1 = RUB24.55.

Average principal rate used of exchange income and expenses were following:
for year ended December 31, 2009	$1 = RUB32.48;
for year ended December 31, 2008	$1 = RUB24.85;

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

Accounts and notes receivable

Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. As of December 31, 2009 and December 31, 2008 the Company did not have any allowances for uncollectible accounts receivable.

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

Forecast production volumes shall be understood as reserves, including probable reserves that are proposed to be extracted using a known amount of capital expenditures. Production volumes and prices correspond to the internal plans and forecasts, as well as other data in the published financial statements. Assumptions regarding future prices and costs used to assess oil and gas properties for impairment differ from those used in the Standardized measure of proved oil and gas reserves. During the years ended December 31, 2009 and 2008, no property impairments were recorded.

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

The Company had $522,844 in loans outstanding under its credit agreements as of December 31, 2009 and $310,194 in loans outstanding under its credit agreements as of December 31, 2008.

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

Income Taxes

Until January 1, 2009 operations in the Russian Federation were subject to Federal and city income tax rates that total 9.5% and a regional income tax rate that varies from 10.5% to 14.5% at the discretion of the individual regional administration. The combined statutory tax rate in the Russian Federation is 24%.

Starting on January 1, 2009, the combined statutory tax is 20% (Federal and city income tax rates that total 2.0% and a regional income tax rate that varies from 13.5% to 18.0%.

The U.S. Parent has had only losses from inception and has established a reserve equal to 100% of any benefit for Net Operating Loss Carryforwards.

Stock-based Compensation

The Company follows Accounting Standards Codification subtopic 718-10 (SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123.) The company has yet to award any stock compensation, so the adoption of the this pronouncement has had not material effect on the financial statements.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Accounting Standards Codification subtopic 260-10 (Financial Accounting Standards No. 128, "Earnings per Share.").  As of December 31, 2009 and 2008, there we no common share equivalents outstanding.

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

The Company’s short-term debt is the only item that is subject to ASC 820 in the amounts of $520,494 and $310,194 at December 31, 2009 and December 31, 2008, respectively.

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

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009, the Company had not yet achieved profitable operations giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2009, sales to one unrelated customers represented 100% of total revenue (over the year ended December 31, 2008 – sales to four unrelated customers represented 91%, 6%, 2.6% and 0.4% of total revenue).

Note 5 - Inventories.

Inventories are summarized as follows:

	As of December 31, 2009	As of December 31, 2008

Inventories of crude oil (less valuation allowance $98,631 and $90,241 as of September 31, 2009 and December 31, 2008, respectively)	$110,255	$23,608
Raw materials	97,277	97,563
	$207,532	$121,171

Note 6 - Prepaid taxes and expenses.

Prepaid taxes and expenses include:

	As of December 31, 2009	As of December 31, 2008

VAT receivable	$418,428	$432,160
Current Income Tax Receivables	4,000	115
Other taxes receivable	6,917	19,249
Deferred expenses	450	241
	$429,695	$451,765

Note 7 - Prepaid and other assets.

Prepaid and other assets include:

	As of December 31, 2009	As of December 31, 2008

Prepayments	$18,204	$10,773
Loans to related parties	-	2,550
	$18,204	$13,323

Note 8 -  Accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	As of December 31, 2009	As of December 31, 2008

Trade accounts payable	$502,530	$234,183
Wages and salaries payable	135,423	33,810
Other accounts payable	48,208	47,631
	$686,161	$315,624

Note 9 -  Borrowings

The Company borrows operating funds under several loans agreements with non-financial institutions:

	As of December 31, 2009	As of December 31, 2008

Interest free, unsecured loans from RossGas, LLC a related party (debt is repayable on mutual consent)	$118,667	-
Interest free, unsecured loans from Vlasov N.V. a related party (debt is repayable on mutual consent)	84,314	-
Interest free, unsecured loans from Galazov A.A. a related party (debt is repayable on mutual consent)	102,830	-
Interest free, unsecured loans from ZRV Consulting, Inc. a related party (debt is repayable on mutual consent)	2,350	-
Interest free, unsecured loan from Tintrade Limited ($300,000 is overdue, for disclosure see Note 11)	200,000	$300,000
Interest free, unsecured loans from members of staff	14,683	10,194
	$522,844	$310,194

As of February 10, 2009, Karbon reached an out-of-court settlement with Tintrade Ltd and subsequently settled approximately $11,300 worth of court fees according to the payment plan agreed upon with Tintrade Ltd.

Note 10 - Deferred tax assets and liabilities

Deferred tax assets and liabilities are composed of the following items:

	GROSS ASSETS		GROSS LIABILITIES		NET ASSETS
	As of December 31, 2009	As of December 31, 2008	As of December 31, 2009	As of December 31, 2008	As of December 31, 2009	As of December 31, 2008

Property, plant and equipment	$441	$544	$-	$-	$441	$544
Proved Oil and Gas properties	15,013	31,441	-	-	15,013	31,441
Inventories	19,726	21,658	-	-	19,726	21,658
Accounts payable	1,250	3,088	-	-	1,250	3,088
Assets retirement obligations	37,363	33,798	-	-	37,363	33,798
Borrowings	-	-	(9,590)	(11,846)	(9,590)	(11,846)
Deferred tax assets/(liabilities)	$73,793	$90,529	$(9,590)	$(11,846)	$64,203	$78,683

Temporary differences between these financial statements and tax records gave rise to deferred income tax assets and liabilities as of December 31, 2009 as above.

Note 11 – Provision for litigation

The Company was litigating with Tintrade Limited, a lender of the Company, with regard to repayment of a $300,000 loan that matured in June 2003. As of February 10, 2009, Karbon reached an out-of-court settlement with Tintrade Ltd and subsequently settled approximately $11,300 worth of court fees according to the payment plan agreed upon with Tintrade Ltd. Further, the Company has paid $100,000 off their liability to Tintrade Limited as part of an out-of-court settlement agreement and service of payment commitment.

Full provision for the amounts in questions has been recognized in the reporting period.

Note 12 – Assets retirement obligations

	As of December 31, 2009	As of December 31, 2008

Beginning asset retirement obligation	$566,279	$616,185
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	13,944	61,059
Revision to estimated cash flows	-	-
Foreign currency translation	22,962	(110,965)
Ending asset retirement obligation	$600,115	$566,279

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

Note 14 – Additional paid-in capital

The amount of $ 10,307,177 carried as additional paid-in capital includes the following items:

On December 31, 2009, Alexey Goleshev, Aslanbi Kodzokov and Bosko Popovic forgave amounts due to them totaling $125,000 ($41,667 for Alexey Goleshev; $41,667 for Aslanbi Kodzokov and $41,667 for Bosko Popovic). This forgiveness has been recorded as a capital contribution.

During the year ended December 31, 2009, ZRV Consulting Inc. forgave most of the amounts due to them, totaling $71,500. This forgiveness has been recorded as a capital contribution.

Note 15 - Operating lease

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2009.

Years ending December 31,	US Dollars

2010	$60,808
2011	-
$60,808

The Company rents office space and the monthly rental as at December 31, 2009 was $ 2,555. The Monthly Rental is paid on or before the first day of each month. The Tenancy Agreement expires in December 2010. The Company has the exclusive right to extend the term of the Tenancy whereas the Owner has the right to revise the Monthly Rental.

Further, the company rents 3 plots of land and the monthly rental as at December 31, 2009 was $2,679. The Monthly Rental is paid on or before the first day of each month. The term of the Land Lease Agreement is extendable through to December 2010 whereas the Owner has the right to revise the Monthly Rental.

Note 16 - Related party transactions

In the 12 month period ended December 31, 2009, related parties settled various expenses for and on behalf of the Company. The related parties are entities owned by a major shareholder of Premier Energy Corp. In the year ended December 31, 2009 the Company did not enter into transactions with related parties that are material either to the Company or any related party, or that are unusual in their nature of conditions.

The reporting and comparative periods’ balances with related parties are set out below:

	As of December 31, 2009	As of December 31, 2008
Receivable from related parties:
Receivable from companies under common control and key members of staff, non-interest bearing loans	$-	$2,551
Total receivable from related parties	$-	$2,551
Payable to related parties:
Payable to companies under common control, trade	$133,001	$136,911
Payable to companies under common control, non interest bearing	322,844	10,194
Total payable to related parties	$455,845	$147,105

Note 17 -  Disclosure about Oil and Gas Producing Activity

Oil and Natural Gas Reserves (Unaudited)

In accordance with FASB ASC 932, Extractive Activities—Oil and Gas, subtopic 235, Notes to Financial Statements, the Company makes certain supplemental disclosures about its oil and gas exploration and production operations. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that the data represents management’s best estimates.

Accordingly, this information may not necessarily represent the current financial condition of the Company and its expected future financial results.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of December 31, 2009	As of December 31, 2008

Oil and gas properties:
Proved	$8,030,724	$8,266,831
Unproved	-	-
Total capitalized costs	$8,030,724	$8,266,831
Accumulated depreciation, depletion and amortization, and valuation allowances	(3,848,448)	(3,594,193)
Net capitalized costs	$4,182,276	$4,672,638

In financial years 2009 and 2008 we had US$ Nil costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activity.

Results of Operations for Oil & Gas Production Activity

	2009	2008

Revenues:
Sales	$383,158	$807,730
Transfers	-	-
Total	383,158	807,730
Production costs (excluding production taxes)	150,573	362,243
General and administrative	742,281	542,800
Exploration expenses	-	-
Accretion expenses	-	-
Depreciation, depletion and amortization	353,450	376,614
Taxes other that income taxes	260,981	522,366
Income taxes	-	-
Results of operations for producing activities	$(1,124,127	$(996,293)

Reserve Quantity Information

The recording and reporting of proved reserves is governed by criteria established by regulations of the United States Securities and Exchange Commission. The Company’s reserves as of December 31, 2006 were appraised by an outside unrelated third-party petroleum engineers, and subsequently interpreted by the management as at December 31, 2009, 2008 and 2007 as contained herein in order to reflect the current period mineral reserve records.

The Company’s proved oil and gas reserves are located at the continent of Eurasia, entirely in the Russian Federation.

Proved reserves are those quantities of oil and gas which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under the existing economic conditions, operating methods, and government regulation. In certain cases, recovery of such reserves may require considerable investments in wells and related equipment. Proved reserves also include additional oil and gas reserves that will be extracted after the expiry date of licence agreements if the renewal of such agreements is reasonably certain. Proved developed reserves are the quantities of oil and gas expected to be recovered from existing wells using existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of new well.

Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled unless evidence using reliable technology exits that establishes reasonable certainty of economic producibility at greater distances.

Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to drilled within five years, unless the specific circumstances justify a longer time.

Under no circumstances are estimates of proved undeveloped reserves attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless those techniques have been proved effective by actual project in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. Due to inherent industry uncertainties and the limited nature of deposit data, estimates of reserves are subject to change as additional information becomes available.

The Company’s estimates of net proved oil and gas reserves and changes thereto for the years ended December 31, 2009, 2008 and 2007 are shown in the table below:

	For year ended December 31, 2009		For year ended December 31, 2008		For year ended December 31, 2007
	Oil or Condensate	Gas	Oil or Condensate	Gas	Oil or Condensate	Gas
	(TBbl)	(MMcf)	(TBbl)	(MMcf)	(TBbl)	(MMcf)
Developed and undeveloped:
Beginning of period	8,044	45,189	8,066	45,211	8,093	45,237
Revision of previous estimate	100	-	-	-	-	-
Discoveries and extensions	-	-	-	-	-	-
Infill reserves in an existing proved fields	-	-	-	-	-	-
Purchase of minerals in place	-	-	-	-	-	-
Sales of reserves	-	-	-	-	-	-
Production	(22)	(18)	(22)	(22)	(27)	(26)
End of period	8,122	45,171	8,044	45,189	8,066	45,211

Proved developed reserves:
Beginning of period	15	129	37	151	64	177
End of period	93	111	15	129	37	151

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)

The standardized measure of discounted future net cash flows related to the above oil and gas reserves is calculated in accordance with the requirements of FASB ASC 932-235. Estimated future cash inflows from oil and gas production are computed by applying average of the first-day-of-the-month price for each month within 12-month period before the balance sheet date for oil and gas to year-end quantities of estimated net proved reserves. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting period.

Future development and production costs are those estimated future expenditures necessary to develop and produce estimated proved reserves as of year-end based on year-end cost indices and assuming continuation of year end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future net pre-tax cash flows, net of the tax bases of related assets.

Supplementary Oil and Gas Disclosure (unaudited) (continued)

Discounted future net cash flows are calculated using a 10% discount factor. Discounting requires a year-by-year estimates of future expenditures to be incurred in the periods when the reserves will be extracted.

The information provided in the tables below does not represent management’s estimates of the Company’s expected future cash flows or of the value of its proved oil and gas reserves. Estimates of proved reserves change over time as new information becomes available. Moreover, probable and possible reserves which may become proved in the future are excluded from the calculations. The arbitrary valuation prescribed under FASB ASC 932-235 requires assumptions as to the timing and the amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

US Dollars	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Gas (per Mcf)	$0.98	$1.01	$0.87
Oil (per Bbl)	$34.14	$20.92	$31.86

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

US Dollars (In thousands)	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Future cash inflows	$308,701	$204,106	$288,431
Future production costs	(178,141)	(125,132)	(169,257)
Future development cost	(65,371)	(63,504)	(68,211)
Future income taxes	(17,095)	(2,872)	(19,754)
Future net cash flows	48,094	12,599	31,209
10 percent annual discount	(4,086)	(2,264)	(3,431)
Standardized measure of discounted future net cash flows	$44,008	$10,335	$27,778

The principle sources of change in the standardized measure of discounted future net cash flows are:

US Dollars (In thousands)	For year ended December 31, 2009	For year ended December 31, 2008	For year ended December 31, 2007
Standardized measure, beginning of period	$10,335	$27,778	$37,844
Sales of oil and gas produced, net of production costs	(735)	(870)	(294)
Net charge in prices and production costs	50,454	(34,622)	(15,313)
Extensions, discoveries and other including infill reserves in an existing proved field, net of production costs	-	-	-
Purchase of mineral in place		-	-
Development costs incurred during the period		-	-
Change in estimated future development costs		-	-
Revisions of previous quantity estimates		-	-
Accretions of discount	(1,822)	1,167	559
Sales of reserves in place
Net charge of income taxes	(14,223)	16,882	4,982
Changes in timing and other		-	-
Standardized measure, end of period	$44,008	$10,335	$27,778

There are no material effects of the adoption of ASU 2010-03 on the standardized measure of discounted future cash flows.

Note 18 - Commitments, contingencies and operating risks

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

The overall capital commitments to undertake the drilling and oilfield construction activities envisaged by the North Kopanskoye Field exploration and development plan, were assessed and estimated by the management to be in the region of $70,000,000 to $73,000,000. Unless the Company is able to raise sufficient capital, the Company will not be able to meet its license obligations and may not be able to continue as a going concern.

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

Employment Agreements

On October 16, 2008 the Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of December 31, 2009 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of December 31, 2009 the Company recorded accrued salary of $116,663.

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

On February 27, 2009, the Company entered into an employment agreement with Alexey Goleshev. Under the terms of the agreement, Alexey will serve as Chief Financial Officer and a director.

On February 27, 2009, the Company entered into an employment agreement with Bosko Popovic. Under the terms of the agreement, Bosko will serve as Chief Operating Officer and a director.

On February 27, 2009, the Company entered into an employment agreement with Aslanbi Kodzokov. Under the terms of the agreement, Aslanbi will serve as Secretary and a director.

Note 19 - Subsequent events

In accordance with the requirements of ASC No. 855, “Subsequent events,” the Company evaluated subsequent events through the date the financial statements were available to be issued. Therefore subsequent events were evaluated by the Company up to March 31, 2010.

As of March 2, 2010 the Company obtained $ 100,000 worth of loan finance from Auxerre Trading Limited, the Company’s 51% parent company, at 8% for the term of the loan of one year. The Company has settled all of the outstanding audit fees and some of the other professional fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Moore & Associates Chartered had served as the Company’s independent auditor since inception until January 30, 2009.

On January 30, 2009 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

On February 4, 2009 (the “Dismissal Date”), the Company advised Moore & Associates Chartered (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 30, 2009. Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended May 31, 2008 and May 31, 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of the Former Auditor because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a Board investigation.

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

On April 16, 2009 (the “Resignation Date”), RBSM advised the Company that it was resigning as the Company’s independent registered public accounting firm. Premier Energy Corp. ( was engaged on January 30, 2009 and did not issue a report on the Company’s consolidated financial statements during the most recent two fiscal years and through the Resignation Date. From January 30, 2009 through April 16, 2009 , the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such year. From January 30, 2009 through April 16, 2009, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 16, 2009 (the “Engagement Date”), the Company engaged Audit Firm “Femida-Audit”, LLC (“Femida”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The decision to engage the Femida as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Below are the names and certain information regarding Premier’s executive officers and directors.

Name	Age	Position
Dr. Anton Prodanovic	63	Chief Executive Officer and Director

Alexey Goleshev	37	Chief Financial Officer and Director
Bosko Popovic	46	Chief Operating Officer and Director
Aslanbi Kodzokov	42	Secretary and Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Background of Executive Officers and Directors

Dr. Anton Prodanovic, our Chief Executive Officer and a director of the Company, has been focused on the evaluation, planning, permitting, contracting, construction and management of various energy projects. From 2000 until joining our company, Dr. Prodanovic has served as a consultant to various oil and gas projects, renewable energy sources and emerging alternative fuel projects. Between 1984 and 2000, Dr. Prodanovic served in various capacities with Mobil Corporation as an officer or senior executive with various divisions and projects within Mobil Corporation, and from 1976 until 1984 he was a Senior Research Associate with Exxon Production Research Co., a division of Exxon Corporation. Dr. Prodanovic is a member of the American Society of Civil Engineers and the American Society of Mechanical Engineers. He was co-founder or organizer of Offshore Mechanics & Arctic Engineering, Polar Offshore Arctic Conferences, Offshore Technology Conferences and Russian Arctic Offshore Conferences. A Fulbright scholar (1973), Dr. Prodanovic also served as Assistant Professor at the University of Sarajevo, Yugoslavia and was a Research Assistant at Rice University. Dr. Prodanovic holds a Ph.D. in Structural Engineering from Rice University, an M.A. in International Business from the University of Texas and a B.S. in Civil Engineering from the University of Sarajevo.

Alexey Goleshev, our Chief Financial Officer and a director, has served as Vice President of National Republic Bank (Russia) since June 2003 where has been responsible for planning of oil and gas project financing.  From November 1998 through June 2001, Mr. Goleshev has served as the President of Codexbank.  Mr. Goleshev holds a MBA from the Pacific Coast University.

Bosko Popovic, our Chief Operating Officer and a director, has served as a Director of a Representation Office for Auxerre Trading Ltd, a significant shareholder of the Company, since October 2005 where he has monitored and controlled assets in Russia and traded crude oil and products.  From July 2003 through September 2005, Mr. Popovic served as Director of the Moscow office where he was responsible for processing and supplying crude oil.  Mr. Popovic holds an engineering degree from the University of Belgrade.

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

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We do not have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have an audit committee or nominating committee and, in turn, we do not have a financial expert member of the Board of Directors.

We plan to search for an independent qualified accountant with a CPA designation to join our Board of Directors. Until January 2009, the Company had no operations and did not perceive the need for such committee or expert until it begins to derive sufficient profit to make the necessary expenditures to establish such committee or engage any such expert.

Nomination Process

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Florida and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

In order to remediate this weakness, during the second quarter of 2009, the Company engaged RBSM LLP as an independent consultant to evaluate its needs and provide needed accounting services.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the persons who we will collectively refer to as the named executive officers of our company for the years ended December 31, 2009 and 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)

Anton Prodanovic	2008 2009	$20,833 $100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$20,833 $100,000
Alexey Goleshev	2009	$50,000	Nil	Nil	Nil	Nil	Nil	Nil	$41,667
Bosko Popovic	2009	$50,000	Nil	Nil	Nil	Nil	Nil	Nil	$41,667
Aslanbi Kodzokov	2009	$50,000	Nil	Nil	Nil	Nil	Nil	Nil	$41,667

The Company did not pay salaries during the year ended December 31, 2008 and the year ended December 31, 2009.

Dr. Anton Prodanovic has been Chief Executive Officer and a director of the Company since October 16, 2008.

Alexey Goleshev has been our Chief Financial Officer and a director since February 27, 2009.

Bosko Popovic has been our Chief Operating Officer and a director since February 27, 2009.

Aslanbi Kodzokov has been our our Secretary and a director since February 27, 2009.

Executive Compensation

During the year ended December 31, 2009, we paid $4,167 as part of the management fees owing to Dr. Anton Prodanovic for 2008, therefore a total of $16,667 remain due to him for 2008.  During the year ended December 31, 2009, we paid nil management fees owing to Dr. Anton Prodanovic for 2009.

During the year ended December 31, 2009, Alexey Goleshev, Bosko Popovic and Aslanbi Kodzokov forgave amounts due to them totaling $125,000 ($41,667 for Alexey Goleshev; $41,667 for Bosko Popovic; $41,667 for Aslanbi Kodzokov). This forgiveness has been recorded as a capital contribution.

Equity Compensation Plan Information and Stock Options

We do not currently have any equity compensation plans or any outstanding stock options.

Compensation of Directors

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of April 15, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dr. Anton Prodanovic *	0	**

Alexey Goleshev *	0	**
Bosko Popovic *	0	**
Aslanbi Kodzokov *	0	**
ZRV Consulting	54,594,000	25.9%
Auxerre Trading Ltd.	107,406,000	51.0%

All officers and directors as a group (5 persons)	0	** 0
*Executive officer and/or director of Premier.
 ** Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Premier Energy Corp., 14785 Preston Road, Suite 550, Dallas, Texas 75254.

(2)
Applicable percentage ownership is based on 210,600,000 shares of common stock outstanding as of April 15, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2010 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On October 16, 2008 we entered into an employment agreement with Dr. Anton Prodanovic. Under the terms of this 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, we agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. We have agreed to grant Dr. Prodanovic options to purchase 200,000 of our common stock at an exercise price equal to fair market value on the date of grant. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment.

On February 27, 2009 we have entered two year employment agreements with each of Alexey Goleshev, Bosko Popovic and Aslanbi Kodzokov providing annual salaries of $50,000 in consideration for their services to Premier Energy Corp.

During the year ended December 31, 2009, Alexey Goleshev, Bosko Popovic and Aslanbi Kodzokov forgave amounts due to them totaling $125,000 ($41,667 for Alexey Goleshev; $41,667 for Bosko Popovic; $41,667 for Aslanbi Kodzokov). This forgiveness has been recorded as a capital contribution.

During the year ended December 31, 2009, ZRV Consulting Inc., a related party, provided the Company with $ 73,850 in the form of cash advances, management fees, rent and office expenses incurred or paid on behalf of the Company. $71,500 of those amounts were non-interest bearing and comprised the amounts forgiven and recorded as part of the entire annual capital contribution. As at December 31, 2009 the balance amount of $2,350 was recorded in Borrowings repayable to related parties, as further disclosed in Note 9 Borrowings.

Corporate Governance

We currently act with four directors consisting of Anton Prodanovic, Alexey Goleshev, Bosko Popovic and Aslanbi Kodzokov.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, consisting of Anton Prodanovic, Alexey Goleshev, Bosko Popovic and Aslanbi Kodzokov.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Femida-Audit, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for 2009 is $11,500.

Audit Related Fees

For the fiscal year ended December 31, 2009, the aggregate fees billed for consultation concerning financial accounting and reporting standards and related services by RBSM LLP, were $150,286.

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

PREMIER ENERGY CORP.

Date: April 15, 2010	By:/s/ Dr. Anton Prodanovic
Dr. Anton Prodanovic
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 15, 2010	By: /s/Alexey Goleshev
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

Name	Position	Date

/s/ Dr. Anton Prodanovic Dr. Anton Prodanovic	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010

/s/ Alexey Goleshev Alexey Goleshev	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2010

/s/ Bosko Popovic Bosko Popovic	Chief Operating Officer and Director	April 15, 2010

/s/Aslanbi Kodzokov Aslanbi Kodzokov	Secretary and Director	April 15, 2010