Form 10-Q
period 2010-03-31
PREMIER ENERGY CORP.
filed 2010-05-20
CIK 1408095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

(972) 789-5500
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

As of May 20, 2010, there were 212,600,000 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PREMIER ENERGY CORP. AND SUBSIDARY
Consolidated Balance Sheets

ASSETS

	Note	March 31, 2010	December 31, 2009
		(unaudited)
Current Assets:
Cash		$21,865	$441
Accounts and notes receivables, net		100,895	92,936
Inventories	5	153,890	207,532
Prepaid taxes and expenses	6	441,718	429,695
Prepaid and other assets	7	16,654	18,204
		735,021	748,808

Property, Plant and Equipment:
Proven Oil and Gas properties (successful efforts), at cost		8,271,505	8,030,724
	Less- accumulated depletion, depreciation and amortization	(4,025,608)	(3,848,448)
Other property, plant and equipment		104,212	100,702
Less- accumulated depreciation		(95,147)	(89,830)
		4,254,962	4,193,146

Deferred Income tax assets	10	81,540	64,203

TOTAL ASSETS		$5,071,523	$5,006,157

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	8	$819,653	$686,161
Short term borrowings	9	658,676	522,844
Short term account payable under out-of-court settlement		84,941	314,460
Production taxes payable		395,127	84,872
		1,958,396	1,608,336
.
Long-Term Liabilities:
Asset retirement obligations	11	630,985	600,115
		630,985	600,115

TOTAL LIABILITIES		2,589,382	2,208,451

STOCKHOLDERS' EQUITY
	Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none
issued and outstanding			-
Common Stock, $0.0001 par value,
250,000,000 shares authorized,	12	21,060	21,060
210,600,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively
Additional Paid-in Capital		10,503,677	10,503,677
Accumulated Deficit		(7,797,349)	(7,392,870)
Accumulated other comprehensive income (loss)		(245,247)	(334,162)
		2,482,141	2,797,705

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$5,071,523	$5,006,157

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PREMIER ENERGY CORP. AND SUBSIDARY
Consolidated Statements of Operations

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Operating revenues:

Oil and gas production revenue	$108,262	$68,416
Operating expenses:
Oil and gas production expense	288,847	57,837
Mineral extraction tax	24,848	29,163
Depreciation, depletion and amortization	63,262	72,728
Taxes other that income taxes	13,804	14,207
Marketing and transportation expenses	63,327	38,468
General and administrative	69,466	144,246
	523,554	356,649

Operating loss	(415,292)	(288,233)

Other Income (Expense):
Currency translation gain/(loss)	8,323	(51,837
Interest expense	(12,650)	(11,144)
	(4,328)	(62,981)

Loss Before Provision for
Income Taxes	(419,620)	(351,214)

Benefit(Provision) for Income Tax	15,141	(21,904)

Net Loss	$(404,479)	$(373,118)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	210,600,000	210,600,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY
Statement of Stockholders Equity
For the period January 1, 2010 through March 31, 2010

						Accumulated
				Additional		Other
	Comprehensive		Common	Paid-in	Accumulated	Comprehensive
	Income/(loss)	Shares	Stock	Capital	Deficit	Income (loss)	Total

Balance at December 31, 2009		210,600,000	$21,060	$10,503,677	$(7,392,870)	$(334,162)	$2,797,705

Net loss for 3 months ended March 31, 2010	$(404,479)				(404,479)		(404,479)

Foreign currency translation adjustment	88,915					88,915	88,915
	$(315,564)

Balance at March 31, 2010		210,600,000	$21,060	$10,503,677	$(7,797,349)	$(245,247)	$2,482,141

The accompanying notes to the unaudited financial statements are an integral part of these statements.

PREMIER ENERGY CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
	Three months ended	Three months ended
	March 31, 2010 (unaudited)	March 31, 2009 (unaudited)
Cash flows from operating activities
Net (loss)	$(404,479)	$(373,118)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	63,622	72,744
Interest expense	12,650	11,144
Foreign currency (gain)/loss	(8,323)	-
Deferred income taxes	(15,141)	32,568

Changes in operating assets and liabilities:
Accounts and notes receivable	(5,082)	20,508
Inventories	58,809	16,324
Prepaid expenses and taxes	846	61,177
Prepaid and others assets	2,059	(25,359)
Accounts payable and accrued expenses	121,597	50,963
Taxes payable	69,984	47,502

Net Cash From / (Used in) Operating Activities	(103,817)	(85,546)

Cash flows from investing activities
Payments to Acquire Oil and Gas properties	-	-
Payments to Acquire Property, Plant and Equipment	(482)	-
Net Cash From / (Used in) Investing Activities	(482)	-

Cash flows from financing activities
Proceeds from issuing of shares and additional capital
Short-term Borrowings	125,719	2,862
Long-term Borrowings	-	78,962
Net Cash Provided From / (Used in) Financing Activities	125,719	81,824
Effect of exchange rate changes on cash and cash equivalents	3	5,085
Net increase (decrease) in cash and cash equivalents	21,494	1,363
Cash and cash equivalents at beginning of period	441	52
Cash and cash equivalents at end of period	$21,865	$1,415

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$142

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

The financial statements included herein as of March 31, 2010, and for the three month periods ended March 31, 2009 and 2008, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented.

Premier Energy Corp. fka Premier Nursing Products, Corp. (the "Company") was incorporated under the laws of the State of Florida on December 26, 2006. On September 25, 2008 the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution changing the name of Premier Nursing Products Corp. to Premier Energy Corp. and in connection therewith on September 25, 2008 filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida. The effective time of the name change was close of business on October 6, 2008. There were no mandatory exchange of stock certificates. Following the name change, the share certificates which reflected our prior name continue to be valid. Certificates reflecting the corporate new name will be issued in due course as old share certificates are tendered for exchange or transfer to our transfer agent in activities raising capital.

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

The principal rate of exchange used for translating foreign currency balances was following:

as of March 31, 2010	$1 = RUB29.36;
as of December 31, 2009	$1 = RUB30.24;
as of March 31, 2009	$1 = RUB34.01;
as of December 31, 2008	$1 = RUB29.38.

Average principal rate used of exchange income and expenses were following:

for three months period ended March 31, 2010	$1 = RUB29.89;
for year ended December 31, 2009	$1 = RUB31.72;
for three months period ended March 31, 2009	$1 = RUB33.93;
for year ended December 31, 2008	$1 = RUB24.86

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

Accounts and notes receivable

Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. As of March 31, 2010 and December 31, 2009 the Company did not have any allowances for uncollectible accounts receivable.

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

Forecast production volumes shall be understood as reserves, including probable reserves that are proposed to be extracted using a known amount of capital expenditures. Production volumes and prices correspond to the internal plans and forecasts, as well as other data in the published financial statements. Assumptions regarding future prices and costs used to assess oil and gas properties for impairment differ from those used in the Standardized measure of proved oil and gas reserves. During the three months period ended March 31, 2010, no property impairments was recorded.

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

Asset retirement obligations

The Company has asset retirement obligations associated with its core business activities. The nature of the assets and potential obligations are as follows:

Exploration and Production – The Company’s exploration, development and production activities involve the use of the following assets: wells, related equipment, operating sites and in-field pipelines.

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

The Company had $658,676 in loans outstanding under its credit agreements as of March 31, 2010 and $522,844 in loans outstanding under its credit agreements as of December 31, 2009.

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

The U.S. Parent has had only losses from inception and has established a reserve equal to 100% of any benefit for Net Operating Loss Carry Forwards

Stock-based Compensation

The Company follows SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123.) The company has yet to award any stock compensation, so the adoption of this pronouncement has not had material effect on the financial statements

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of March 31, 2010 and 2009, there were no common share equivalents outstanding.

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

The Company’s short-term debt is the only item that is subject to ASC 820 in the amounts of $658,676 and $522,844 at March 31, 2010 and December 31, 2009, respectively.

Recent accounting pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in wholly-owned subsidiary.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2010, the Company had not yet achieved profitable operations giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

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

During the three months period ended March 31, 2010, sales to two unrelated customers represented 65%  and 35% of total revenue (during the three months period ended March 31, 2009 sales to three unrelated customers represented 55.4%, 42.2% and 2.4% of total revenue).

Note 5 - Inventories

Inventories are summarized as follows:

	As of March 31, 2010 (unaudited)	As of December 31, 2009

Inventories of crude oil (less valuation allowance $208,601 and $98,631 as of March 31, 2010 and December 31, 2009, respectively)	$49,936	$110,255
Raw materials	103,954	97,277
	$153,890	$207,532

Note 6 - Prepaid taxes and expenses.

Prepaid taxes and expenses include:

	As of March 31, 2010 (unaudited)	As of December 31, 2009

VAT receivable	$431,184	$418,428
Current Income Tax Receivables	4,120	4,000
Other taxes receivable	6,206	6,917
Deferred expenses	207	450
	$441,718	$429,695

Note 7 - Prepaid and other assets

Prepaid and other assets include:

	As of March 31, 2010 (unaudited)	As of December 31, 2009

Prepayments	16,654	18,204
Loans to related parties		-
Advances to Employees	16,654	18,204
	$16,654	$18,204

Note 8 -  Accounts payable

Accounts payable are summarized as follows:

	As of March 31, 2010 (unaudited)	As of December 31, 2009

Trade accounts payable	$388,624	$502,530
Wages and salaries payable	21,871	135,423
Other accounts payable	50,297	48,208
	$460,791	$686,161

Note 9 -  Borrowings

The Company borrows operating funds under several loans agreements with non-financial institutions:

	As of March 31, 2010 (unaudited)	As of December 31, 2009

Interest free, unsecured loans from RossGas, LLC a related party (debt is repayable on mutual consent)	$150,798	$118,667
Interest free, unsecured loans from Vlasov N.V. a related party (debt is repayable on mutual consent)	86,842	84,314
Interest free, unsecured loans from Galazov A.A. a related party (debt is repayable on mutual consent)	105,913	102,830
8%, Unsecured loans from Auxerre trading Ltd. a related party (debt is repayable on March 2, 2011)	100,000	-
Interest free, unsecured loans from ZRV Consulting, Inc. a related party (debt is repayable on mutual consent)	-	2,350
Interest free, unsecured loan from Tintrade Limited	200,000	200,000
Interest free, unsecured loans from members of staff	15,124	14,683
	$658,676	$522,844

Note 10 - Deferred tax assets and liabilities

Deferred tax assets and liabilities are composed of the following items:

	GROSS ASSETS		GROSS LIABILITIES		NET ASSETS
	As of March 31, 2010 (unaudited)	As of December 31, 2009	As of March 31, 2010 (unaudited)	As of December 31, 2009	As of March 31, 2010 (unaudited)	As of December 31, 2009

Property, plant and equipment	$454	$441	$-	$-	$454	$441
Proved Oil and Gas properties	6,898	15,013	-	-	6,898	15,013
Inventories	41,720	19,726	-	-	41,720	19,726
Accounts payable	1,287	1,250	-	-	1,287	1,250
Assets retirement obligations	41,058	37,363	-	-	41,058	37,363
Borrowings	-	-	(9,878)	(9,590)	(9,878)	(9,590)
Deferred tax assets/(liabilities)	$91,418	$73,793	$(9,878)	$(9,590)	$81,540	$64,203

Temporary differences between these financial statements and tax records gave rise to deferred income tax assets and liabilities as of March 31, 2010 and December 31, 2009 as above.

Note 11 - Assets retirement obligations

	As of March 31, 2010	As of December 31, 2009

Beginning asset retirement obligation	$600,115	$566,279
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	12,650	13,944
Revision to estimated cash flows	-	-
Foreign currency translation	18,220	22,962
Ending asset retirement obligation	$630,985	$600,115

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

On April 19, 2010, the Company issued 2,000,000 shares of common stock to a legal advisor for services.  The shares of common stock were registered on Form S8 Registration Statement (File No. 333-145469).

Note 13 - Operating lease

The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2010:

US Dollars

Year ended December 31, 2010	$48,762
Year ended December 31, 2011	-
$48,762

The Company rents office space and the monthly rental as at March 31, 2010 was $ 2,646. The Monthly Rental is paid on or before the first day of each month. The Tenancy Agreement expires in December 2010. The Company has the exclusive right to extend the term of the Tenancy whereas the Owner has the right to revise the Monthly Rental.

Further, the company rents 3 plots of land and the monthly rental as at December 31, 2009 was $2,772. The Monthly Rental is paid on or before the first day of each month. The Land Lease Agreement expires in December 2010. The Company has the exclusive right to extend the term of the Lease through to December 2014 whereas the Owner has the right to revise the Monthly Rental.

Note 14 - Related party transactions

In the three month period ended March 31, 2010, related parties lent to and paid for expenses on behalf of the Company. The related parties are entities owned by a major shareholder of Premier Energy Corp. In the three month period ended March 31, 2009 the Company also entered into similar transactions with related parties.

Balances with related parties are set out below:

	As of March 31, 2010 (unaudited)	As of December 31, 2009
Receivable from related parties:
Receivable from companies under common control and key members of staff, non-interest bearing loans	$-	$-
Total receivable from related parties	$-	$-
Payable to related parties:
Payable to companies under common control, trade	$136,988	$133,001
Payable to companies under common control, non interest bearing	358,676	322,844
Payable to companies under common control, 8% interest bearing	100,000	-
Total payable to related parties	$595,664	$455,845

Note 15 - Commitments, contingencies and operating risks

Capital expenditure, exploration and investment programs

The entity owns and operates the asset (natural gas and crude oil reserves located in the North Kopanskoye Field) under which it has commitments for capital expenditure in relation to its exploration programs. It relates to an existing license agreement in the Russian Federation.

Development plan calls for the implementing of pressure maintenance by water flooding both the Artinsky-1 and Bashkirian A4 Central oil reservoirs. A combination of procedures and injectors totaling 18 wells in Artinsky-1 reservoir and 9 wells in the Bashkirian A4 Central reservoir are scheduled to be active when the water flood development plans are fully implemented. Additionally, two wells are scheduled to be completed in the Bashkirian A4 South reservoir, which will be produced by primary depletion.

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

Employment Agreement

On October 16, 2008, the Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of March 31, 2010 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of March 31, 2010 the Company recorded accrued salary of $108,333.

On February 27, 2009, the Company entered into an employment agreement with Alexey Goleshev. Under the terms of the agreement, Alexey will serve as Chief Financial Officer and a director. As of March 31, 2010 the Company recorded accrued salary of $12,500 payable to Alexey Goleshev.

On February 27, 2009, the Company entered into an employment agreement with Bosko Popovic. Under the terms of the agreement, Bosko will serve as Chief Operating Officer and a director. As of March 31, 2010 the Company recorded accrued salary of $12,500 payable to Bosko Popovic.

On February 27, 2009, the Company entered into an employment agreement with Aslanbi Kodzokov. Under the terms of the agreement, Aslanbi will serve as Secretary and a director. As of March 31, 2010 the Company recorded accrued salary of $12,500 payable to Aslanbi Kodzokov.

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

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the three-month periods ended March 31, 2010 and 2009.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Premier Energy Corp., our operations, and our present business environment.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the first quarter ended March 31, 2010.

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

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Premier Energy Corp. believes are important results as of and during the three months ended March 31, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the three months ended March 31, 2010 increased 58.3% to $0.11 million from $0.07 million in the comparable period in 2009.

•	Deterioration in current ratio (defined as current assets divided by current liabilities) of 0.38 to 0.47 at March 31, 2010 as compared at December 31, 2009.

•
Gross profit margin decreased 162.6% points for the three months ended March 31, 2010 to (189.8)% from (27.2)% in the comparable period in 2009, primarily as a result of $119,258 worth of workover activity undertaken for one of the wells (Well 130 Bis) and increase in other relevant oilfield operation costs.

•
General and administrative expenses as a percentage of revenue were 64.2% and 210.8% for the three months ended March 31, 2010 and 2009, respectively, which was primarily due to lower level of, among other factors, regulatory compliance expenses to meet PCAOB and SEC requirements.

•	Marketing and transportation expenses were up by 64.6%, value up from $0.04 million in the three month period ended March 31, 2009 to $0.06 million at March 31, 2010.

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

NEW ACCOUNTING STANDARDS

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in wholly-owned subsidiary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

The following summarizes our operational highlights during three months ended March 31, 2010:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for three months ended March 31, 2010 and March 31, 2009 (in US Dollars):

	For three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Oil revenue	$108,262	$68,416

Net Oil sold (Bbls)	5,087	6,948
Average price of oil sold (per bbl)	$21.28	$9.85
Average production and transportation cost (per bbl)	$74.11	$18.06

During three months ended March 31, 2010, the Company’s domestic oil revenues were up by 58.3%, due to decreased oil production by 60.8% and increase of selling price by 118.9%.

The Company’s domestic oil operating expenses increased 46.8%, value increasing from $0.36 million at the prior the three month period ended March 31, 2009 to $0.52 million at March 31, 2010. The increase of marketing and transportation expenses and oil and gas production expense (including additional $119,258 worth of workover activity undertaken for one of the wells) are the primary reason for the overall increase in the operating expenses. Additional workover expenses together with increasing oilfield costs and falling level of production during the period of three months ended March 31, 2010 resulted in significantly higher costs per bbl.

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

Since March 31, 2010 there has been no significant material developments.

Results of Operations achieved during three months ended March 31, 2010 Compared to three months ended March 31, 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the three months ended March 31, 2010 of $0.40 million compared to a net loss of $0.37 million for the same period in 2009. Factors contributing to the $0.03 million increase in net loss from three months ended March 31, 2009 to three months ended March 31, 2010 included the following:

•
Oil production net of our interest for three months ended March 31, 2010 was 2,039 Bbls resulting in $108,262 worth of oil sales, at an average wellhead price of $21.28 per Bbls for the three months ended March 31, 2010.

•	In 2009, our net production was 5,199 Bbls resulting in $68,416 worth of oil sales, at an average wellhead price of $9.85.
•	The 46.8% decrease in production volumes resulted from shut-in oil production from Wells 108, 130 and 133 due to operating necessity of workover activities.
•
The 399.4% increase in Oil and gas production expense from $57,837 to $288,847 as a result of $119,258 worth of workover activity undertaken for one of the wells and increase in other relevant oilfield operation costs.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for three months ended March 31, 2010 increased 30.4% to $88,170 from $67,631 in 2009.

General and administrative expenses decreased from $144,246 for the three months ended March 31, 2009 to $69,466 for the three months ended March 31, 2010, due largely to cost control efforts undertaken by the Company.

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

As the most expeditious way to quickly increase production output, Karbon CJSC has commenced a program of repairs and modernization of the existing wells in the North-Kopanskoye Oilfield in accordance with the approved schedule for work-over of the shut-in oil wells. The exploration wells drilled in 1980s, and subsequently completed and produced, have been shut-in in the meantime due to needed repairs. The current plans call for routine re-work on two shut-in wells by June and full work-over on additional three shut-in wells by March 2011. The aim is to increase production rate in this year from the present 55 bopd to the expected 250 bopd from the existing wells. Local Russian contractor, ARTE, specializing in oil well work-over and modernization, has mobilized the equipment needed and started work at the North-Kopanskoye Oilfield.

Subject to completion of $10,000,000 funding, the current plans also call for other concurrent work in 2010 at the North-Kopanskoye Oilfield, including drilling and completion of two new horizontal production wells by the international drilling company KCA Deutag. Produced oil is presently trucked away after being sold at the wellhead at field-posted prices. With the planned increases in oil production output, the intent is to switch from trucking to more efficient and economic oil export via the adjacent GazpromNeft pipeline system, provided the demand for crude keeps as expected. All needed infrastructure already exists for pipeline export.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented in this Form 10Q.

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

Cash Flows and Capital Expenditures

Our capital budget for 2010 is currently estimated at $10 million for the planned work-over of five existing wells and drilling of two new horizontal wells in the North Kopanskoye Field and for the oil field construction of surface facilities. Our planned 2010 development and exploration expenses could increase if any of the operations associated with our properties experience cost overruns.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were not effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were not effective as the Company did not have the needed accounting personnel to perform required functions.  In order to remediate this weakness, during the second quarter of 2010, the Company engaged an independent consultant to evaluate its needs and provide needed accounting services.

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

Item 4.  Removed and Reserved

Not applicable

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

PREMIER ENERGY CORP.
Dated: May 20, 2009
By: /s/ Anton Prodanovic
Anton Prodanovic, Chief Executive Officer and Director (Principal Executive Officer)

By: Alexey Goleshev
Alexey Goleshev, Chief Financial Officer and Director (Principal Financial Officer)