Form 10-Q
period 2010-06-30
PREMIER ENERGY CORP.
filed 2010-08-23
CIK 1408095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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

As of August 23, 2010, there were 212,600,000 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Balance Sheets
ASSETS
		June 30, 2010	December 31, 2009
	Note	(unaudited)	(audited)
Current Assets:
Cash		$11,604	$441
Accounts and notes receivables, net		90,527	92,936
Inventories	5	113,242	207,532
Prepaid taxes and expenses	6	415,696	429,695
Prepaid and other assets	7	20,165	18,204
		651,235	748,808

Property, Plant and Equipment:
Proven Oil and Gas properties (successful efforts), at cost		7,785,853	8,030,724
	Less- accumulated depletion, depreciation and amortization	(3,860,772)	(3,848,448)
Other property, plant and equipment		98,093	100,702
Less- accumulated depreciation		(92,052)	(89,830)
		3,931,122	4,193,146

Deferred Income tax assets	10	57,889	64,203

TOTAL ASSETS		$4,640,246	$5,006,157

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	8	$1,069,928	$686,161
Short term borrowings	9	656,892	522,844
Short term account payable under out-of-court settlement		84,801	-
Production taxes payable		445,571	314,460
Provision for litigations		-	84,872
		2,257,192	1,608,336
.
Long-Term Liabilities:
Asset retirement obligations	11	606,059	600,115
		606,059	600,115

TOTAL LIABILITIES		2,863,251	2,208,451

STOCKHOLDERS' EQUITY
	Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none
issued and outstanding			-
Common Stock, $0.0001 par value,

255,000,000 and 250,000,000 shares authorized, 212,600,000 and 210,600,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	12	21,260	21,060
Additional Paid-in Capital		10,503,677	10,503,677
Accumulated Deficit		(8,345,812)	(7,392,870)
Accumulated other comprehensive income		(402,130)	(334,162)
		1,776,995	2,797,705

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,640,246	$5,006,157

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Statements of Operations

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)

Operating revenues:
Oil and gas production revenue	$93,170	$91,089
Operating expenses:
Oil and gas production expense	321,961	35,250
Mineral extraction tax	34,721	40,404
Depreciation, depletion and amortization	76,346	75,782
Taxes other that income taxes	13,357	14,687
Marketing and transportation expenses	82,836	41,512
General and administrative	80,413	10,825
	609,633	218,460

Operating loss	(516,663)	(127,371)

Other Income (Expense):
Currency translation gain/(loss)	(17,112)	17,582
Other income	43,409	-
Interest expense	(38,838)	(11,221)
	(12,542)	6,361

Loss Before Provision for
Income Taxes	(529,005)	(121,010)

Benefit(Provision) for Income Tax	(19,458)	(1,927)

Net Loss	$(548,463)	$(122,937)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	212,600,000	210,600,000

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Statements of Operations

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(audited)
Operating revenues:

Oil and gas production revenue	$201,432	$159,505
Operating expenses:
Oil and gas production expense	610,808	93,087
Mineral extraction tax	59,569	69,567
Depreciation, depletion and amortization	139,607	148,510
Taxes other that income taxes	27,161	28,894
Marketing and transportation expenses	146,163	79,980
General and administrative	149,879	155,071
	1,133,187	575,109

Operating loss	(931,756)	(415,604)

Other Income (Expense):
Currency translation gain/(loss)	(8,790)	(33,739)
Other Income	43,409	-
Interest expense	(51,489)	(22,881)
	(16,870)	(56,620)

Loss Before Provision for
Income Taxes	(948,625)	(472,224)

Benefit(Provision) for Income Tax	(4,317)	(23,831)

Net Loss	$(952,942)	$(496,055)

Loss Per Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	212,600,000	210,600,000

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARY

Statement of Stockholders’ Equity
For the period January 1, 2010 through June 30, 2010
(Unaudited)

						Accumulated
				Additional	Accumulated	Other
	Comprehensive		Common	Paid-in	Deficit	Comprehensive
	income/(loss)	Shares	Stock	Capital		Income	Total

Balance at December31, 2009		210,600,000	$21,060	$10,503,677	$(7,392,870)	$(334,162)	$2,797,705

Common stock issued for legal services		2,000,000	200				200

Net loss for six months ended June 30, 2010	$(952,942)				(952,942)		(952,942)

Foreign currency translation adjustment	(67,968)					(67,968)	(67,968)
	$(1,020,910)

Balance at June 30, 2010		212,600,000	$21,260	$10,503,677	$(8,345,812)	$(402,130)	$1,776,995

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARIES

Statement of Cash Flows
(Unaudited)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:

Net Loss	$(952,942)	$(495,874)
Adjustments to reconcile net loss to cash
used in operating activities:
Common stock issued for legal services	200	-
Depreciation, depletion and amortization	139,607	148,541
Interest expense	25,153	22,881
Currency (gain)/loss	8,790	-
Deferred income taxes	4,317	30,540

Changes in Assets and Liabilities:
Accounts Receivable and notes receivable	(498)	(24,971)
Inventories	91,417	(12,417)
Prepaid expenses and taxes	935	36,904
Prepaid and other assets	(2,898)	(9,711)
Accounts Payable and accrued expenses	406,020	147,364
Taxes payable	145,946	155,969

Net Cash Used in Operating Activities	(133,953)	(774)

Cash Flows used in Investing activities:
Payments to Acquire Oil and Gas properties	-
Payments to Acquire Property, Plant and Equipment	(482)	-

Net Cash Used in investing Activities	(482)	-

Cash Flows from Financing Activities:
Proceeds from sale of equity	-
Proceeds from Short-term Borrowings	145,602	18,698
Proceeds from Long-term Borrowings	-

Net Cash Provided from financing Activities	145,602	18,698

Effect of exchange rate changes on cash and cash equivalents	(4)	(17,662)

Net increase (decrease) in cash	11,163	262

Cash at beginning of period	441	52

Cash at end of period	$11,604	$314

Supplemental Disclosures of Cash Flow information:
Interest paid:	$-	$-

Income Taxes paid	$-	$2,191

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation, Organization and Business Overview

Premier Energy Corp. (“Premier”, and collectively with its subsidiary, the “Company”) was incorporated in the State of Florida on December 26, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of Premier Energy Corp. and its wholly owned subsidiary, KARBON, CJSC. All significant inter-company balances and transactions have been eliminated in the consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The financial statements included herein as of June 30, 2010, and for the six month periods ended June 30, 2010 and 2009, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented.

On September 25, 2008, the Board of Directors and holder of a majority of our issued and outstanding common stock adopted a resolution changing the name of Premier Nursing Products Corp. to Premier Energy Corp. and in connection therewith on September 25, 2008 filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Florida. The effective time of the name change was close of business on October 6, 2008. There were no mandatory exchange of stock certificates. Following the name change, the share certificates which reflected our prior name continue to be valid. Certificates reflecting the corporate new name will be issued in due course as old share certificates are tendered for exchange or transfer to our transfer agent in activities raising capital.

On January 30, 2009, the Company entered into a Share Exchange Agreement with Auxerre Trading Ltd., a British Virgin Islands Company (“Auxerre”) pursuant to which the Company acquired 51% of the outstanding securities of Karbon in exchange for 107,406,000 shares of our common stock (the “Karbon Acquisition”). Considering that, following the merger, Auxerre controls the majority of the Company’s outstanding voting common stock and the Company effectively succeeded our otherwise minimal operations to those that are theirs, Karbon is considered the accounting acquirer in this reverse-merger transaction.  A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Karbon securities for the Company’s net monetary assets, which are deminimus, accompanied by a recapitalization. Accordingly, the Company (Premier) will not recognize any goodwill or other intangible assets in connection with this reverse merger transaction. Karbon is the surviving and continuing entity and the historical financials following the reverse merger transaction are those of Karbon.  As a result, of this reverse merger and recapitalization, Karbon’s stockholders’ equity has been restated in terms of Premier’s legal equity for all periods presented in these financial statements. In accordance with Statement of Position 98-5 (“SOP 98-5”), the Company expensed $82,698 representing the excess of liabilities over the assets at January 31, 2009 the date of the transaction as organization costs. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

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

On January 30, 2009, prior to the Karbon Acquisition and the issuance of the 107,406,000, ZRV Consulting, Inc. returned 107,406,000 shares of common stock of Premier for cancellation.

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

The address of principal executive offices of Premier Energy is 14785 Preston Road, Suite 550 Dallas, Texas 75254.

The registered address of the Karbon is 1A Ilekskaya Street, 460034, Orenburg Russia.

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

The principal rate of exchange used for translating foreign currency balances was following:
as of June 30, 2010	$1 = RUB31.20;
as of December 31, 2009	$1 = RUB30.24;

Average principal rate used of exchange income and expenses were following:

for three months period ended June 30, 2010	$1 = RUB30.24;
for three months period ended March 31, 2010	$1 = RUB29.89;
for three months period ended June 30, 2009	$1 = RUB32.21;
for three months period ended March 31, 2009	$1 = RUB33.93;

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

Accounts and notes receivable

Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. As of June 30, 2010 and December 31, 2009 the Company did not have any allowances for uncollectible accounts receivable.

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

Exploratory drilling costs are temporarily capitalized pending determination of whether the well has found proved reserves if both of the following conditions are met:
•	The well has found a sufficient quantity of reserves to justify, if appropriate, its completion as a producing well, assuming that the required capital expenditure is made; and

•
Satisfactory progress toward ultimate development of the reserves is being achieved, with the Company making sufficient progress assessing the reserves and the economic and operating viability of the project.

The Company evaluates the progress made on the basis of regular project reviews which take into account the following factors:
•
First, if additional exploratory drilling or other exploratory activities (such as seismic work or other significant studies) are either underway or firmly planned, the Company deems there to be satisfactory progress. For these purposes, exploratory activities are considered firmly planned only if they are included in the Company’s three-year exploration plan/budget.

•
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

Forecast production volumes shall be understood as reserves, including probable reserves that are proposed to be extracted using a known amount of capital expenditures. Production volumes and prices correspond to the internal plans and forecasts, as well as other data in the published financial statements. Assumptions regarding future prices and costs used to assess oil and gas properties for impairment differ from those used in the Standardized measure of proved oil and gas reserves. During the years ended December 31, 2009, 2008 and 2007, no property impairments were recorded.

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

The Company had $656,892 in loans outstanding under its credit agreements as of June 30, 2010 and $522,844 in loans outstanding under its credit agreements as of December 31, 2009.

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

Stock-based Compensation

In April 2010, 2,000,000 shares of common stock were issued to a legal advisor for services to be rendered from April 2010 through December 2010.

The Company records stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123R "Share Based Payments"), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."  As of June 30, 2010 and 2009, there we no common share equivalents outstanding.

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

The Company’s short-term debt is the only item that is subject to SFAS 157 in the amounts of $656,892 and $522,844 at June 30, 2010 and December 31, 2009, respectively.

Recent accounting pronouncements

The company has evaluated all the recent accounting pronouncements through August 23, 2010 and believes that none of them will have a material effect on the company's financial statements.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2010, the Company had not yet achieved profitable operations giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

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

During the three months period ended June 30, 2010, sales to two unrelated customers represented 65% and 35% of total revenue (during the three months period ended June 30, 2009 sales to one unrelated customers represented 100 % of total revenue).

During the six months period ended June 30, 2010, sales to two unrelated customers represented 51%  and 49% of total revenue (during the s months period ended June 30, 2009 sales to three unrelated customers represented 74%, 25% and 1% of total revenue).

Note 5 - Inventories.

Inventories are summarized as follows:

	As of June 30, 2010 (unaudited)	As of December 31, 2009

Inventories of crude oil (less valuation allowance $114,756 and $98,631 as of June 30, 2010 and December 31, 2009, respectively)	$18,823	$110,255
Raw materials	94,920	97,277
	$113,242	$207,532

Note 6 - Prepaid taxes and expenses.

Prepaid taxes and expenses include:

	As of June 30, 2010 (unaudited)	As of December 31, 2009

VAT receivable	$407,428	$418,428
Current Income Tax Receivables	3,878	4,000
Other taxes receivable	4,127	6,917
Deferred expenses	263	450
	$415,696	$429,695

Note 7 - Prepaid and other assets.

Prepaid and other assets comprise:

	As of June 30, 2010 (unaudited)	As of December 31, 2009

Prepayments	18,857	18,204
Loans to related parties	-	-
Advances to Employees	1,308	-
	$20,165	$18,204

Note 8 -  Accounts payable

Accounts payable are summarized as follows:

	As of June 30, 2010 (unaudited)	As of December 31, 2009

Trade accounts payable	$816,022	$502,530
Wages and salaries payable	228,066	135,423
Interest payable	25,315	-
Other accounts payable	309	48,208
	$1,069,928	$686,161

Note 9 -  Borrowings

The Company borrows operating funds under several loans agreements with non-financial institutions:

	As of June 30, 2010 (unaudited)	As of December 31, 2009

Interest free, unsecured loans from RossGas, LLC a related party (debt is repayable on mutual consent)	$141,944	$118,667
Interest free, unsecured loans from Vlasov N.V. a related party (debt is repayable on mutual consent)	83,743	84,314
Interest free, unsecured loans from Galazov A.A. a related party (debt is repayable on mutual consent)	133,158	102,830
8%, Unsecured loans from Auxerre trading Ltd. a related party (debt is repayable on March 2, 2011)	100,000	-
Interest free, unsecured loans from ZRV Consulting, Inc. a related party (debt is repayable on mutual consent)	-	2,350
Interest free, unsecured loan from Tintrade Limited	200,000	200,000
Interest free, unsecured loans from members of staff	48	14,683
	$656,892	$522,844

Note 10 - Deferred tax assets and liabilities

Deferred tax assets and liabilities are composed of the following items:

	GROSS ASSETS		GROSS LIABILITIES			NET ASSETS
	As of June 30, 2010 (unaudited)	As of December 31, 2009	As of June 30, 2010 (unaudited)		As of December 31, 2009	As of June 30, 2010 (unaudited)	As of December 31, 2009

Property, plant and equipment	$427	$441	$		$-	$427	$441
Proved Oil and Gas properties	1,106	15,013			-	1,106	15,013
Inventories	22,950	19,726			-	22,950	19,726
Accounts payable	1,212	1,250			-	1,212	1,250
Assets retirement obligations	41,072	37,363			-	41,072	37,363
Prepaid and other assets	420	-				420	-
Borrowings	-	-		(9,298)	(9,590)	(9,298)	(9,590)
Deferred tax assets/(liabilities)	$67,187	$73,793		$(9,298)	$(9,590)	$57,889	$64,203

Temporary differences between these financial statements and tax records gave rise to deferred income tax assets and liabilities as of June 30, 2010 and December 31, 2009 as above.

Note 11 – Assets retirement obligations

	As of June 30, 2010 (unaudited)	As of December 31, 2009

Beginning asset retirement obligation	$600,115	$566,279
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	25,153	13,944
Revision to estimated cash flows	-	-
Foreign currency translation	(19,209)	22,962)
Ending asset retirement obligation	$606,059	$600,115

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

On September 5, 2008, the Company and its principal shareholder and executive officer, entered into an agreement with ZRV Consulting Inc. pursuant to which ZRV acquired 162,000,000 shares of Premier for a cash consideration of $300,000. The transaction was completed on September 5, 2008. As a result of this transaction, there were 210,600,000 outstanding common shares of which Auxerre Trading Ltd. owned 107,406,000 common shares or approximately 51% of the outstanding common shares.

On April 16, 2010, the Company filed a Form S8 Registration Statement (File No. 333-166113) registering 5,000,000 shares of common stock issuable under its 2010 Incentive Stock Plan  In April 2010, 2,000,000 shares of common stock were issued to a legal advisor for services to be rendered from April 2010 through December 2010.

Note 13 - Operating lease

The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2009:

US Dollars

Year ended December 31, 2010 (remaining six months)	$30,600
Year ended December 31, 2011	-
$30,600

The Company rents office space and the monthly rental as at June, 2010 was $ 2,491. The Monthly Rental is paid on or before the first day of each month. The Tenancy Agreement expires in December 2010. The Company has the exclusive right to extend the term of the Tenancy whereas the Owner has the right to revise the Monthly Rental.

Further, the company rents 3 plots of land and the monthly rental as at December 31, 2009 was $2,609. The Monthly Rental is paid on or before the first day of each month. The Land Lease Agreement expires in December 2010. The Company has the exclusive right to extend the term of the Lease through to December 2014 whereas the Owner has the right to revise the Monthly Rental.

Note 14 - Related party transactions

In the six months period ended June 30, 2010, related parties lent to and paid for expenses on behalf of the Company. The related parties are entities owned by a major shareholder of Premier Energy Corp. In the six months period ended June 30, 2009 the Company also entered into similar transactions with related parties.

Annual and six months periods’ balances with related parties are set out below:

	As of June 30, 2010 (unaudited)	As of December 31, 2009
Receivable from related parties:
Receivable from companies under common control and key members of staff, non-interest bearing loans	$1,308	$-
Total receivable from related parties	$1,308	$-
Payable to related parties:
Payable to companies under common control, trade	$128,945	$133,001
Payable to companies under common control, non interest bearing	356,969	322,844
Payable to companies under common control, 8% interest bearing	100,000	-
Total payable to related parties	$585,915	$455,845

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

The capital commitments to undertake the drilling and oilfield construction activities envisaged by the North Kopanskoye Field exploration and development plan, were assessed and estimated by the management to be in the region of $70,000,000 to $73,000,000. Unless the Company is able to raise sufficient capital, the Company will not be able to meet its license obligations and may not be able to continue as a going concern.  If the Company fails to retain its license, it may lose its ability to operate in the Russian Federation.

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

Employment Agreement

On October 16, 2008, the Company entered into an employment agreement with Dr. Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of June 30, 2009 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of June 30, 2010 the Company recorded accrued salary of $133,333.

The agreement may be terminated by us for cause as set forth in the agreement, by us without cause, or by Dr. Prodanovic under certain circumstances. If we terminate the agreement for cause, he is not entitled to any severance benefits. If we should terminate the agreement without cause, we are obligated to pay Dr. Prodanovic an amount equal to his monthly base salary for the greater of 24 months or until he is hired in a new position which is consistent with his experience and stature. If such new position pays less than his then current base salary we are obligated to pay the difference for the balance of the 24 month severance period. If his employment in the new position should terminate prior to the expiration of the 24 month severance period, we are obligated to pay his monthly base salary during the remaining period. In the event we should fail to appoint Dr. Prodanovic Chief Executive Officer and a member of our Board of Directors in any successive periods during the term of the agreement, should we fail to compensate him pursuant to the terms of the agreement, or if there is a material breach of the agreement, Dr. Prodanovic is entitled to terminate the agreement and we shall be obligated to pay him the same severance benefits had we terminated the agreement without cause

On February 27, 2009, the Company entered into an employment agreement with Alexey Goleshev. Under the terms of the agreement, Alexey serves as Chief Financial Officer and a director. As of June 30, 2010 the Company recorded accrued salary of $25,000.

On February 27, 2009, the Company entered into an employment agreement with Bosko Popovic. Under the terms of the agreement, Bosko serves as Chief Operating Officer and a director. As of June 30, 2010 the Company recorded accrued salary of $25,000.

On February 27, 2009, the Company entered into an employment agreement with Aslanbi Kodzokov. Under the terms of the agreement, Aslanbi serves as Secretary and a director. As of June 30, 2010 the Company recorded accrued salary of $25,000.

Note 16 - Subsequent events

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three-month period and six-month period ended June 30, 2010.

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

•
Results of Operations – an analysis of the Company’s unaudited condensed consolidated results of operations for each of the three months and six months ended June 30, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

RESULTS OF OPERATIONS

The following discussion and analysis summarizes the results of operations of the Company for the six-month periods ended June 30, 2010 and 2009.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 AND 2009

EXECUTIVE SUMMARY

The following is an executive summary of what the Company believes are important results as of and during the three months ended June 30, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the three months ended June 30, 2010 increased 2% to $0.093 million from $0.091 million in the comparable period in 2009.

•
Gross profit margin decreased 1,769.1% points for the three months ended June 30, 2010 to (282.8)% from 16.9% in the comparable period in 2009, primarily resulting from increased oil and gas production expenses.

•
General and administrative expenses as a percentage of revenue were 86.3% and 11.9% for the three months ended June 30, 2010 and 2009, respectively, which was primarily due to, among other factors, additional legal, consulting and audit expenses.

•	Marketing and transportation expenses were up by 44%, increasing from $0.08 million for the three month period ended June 30, 2009 to $0.12 million by June 30, 2010.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 AND 2008

EXECUTIVE SUMMARY

The following is an executive summary of what the Company believes are important results as of and during the six months ended June 30, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net revenues for the six months ended June 30, 2010 increased 26% to $0.20 million from $0.16 million in the comparable period in 2009.

•
Gross profit margin decreased 11,692.2% points for the six months ended June 30, 2010 to (232.81)% from (1.97)% in the comparable period in 2009, primarily resulting from increased oil and gas production expenses.

•
General and administrative expenses as a percentage of revenue were 74.4% and 97.2% for the six months ended June 30, 2010 and 2009, respectively, which was primarily due to increase in oil and gas production revenue.

•	Marketing and transportation expenses were up 38%, value increasing from $0.15 million for the six month period ended June, 2009 to $0.21million by June 30, 2010.

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

NEW ACCOUNTING STANDARDS

The company has evaluated all the recent accounting pronouncements through August 23, 2010 and believes that none of them will have a material effect on the company's financial statements.

RESULTS OF OPERATIONS

Three Months Ended June, 2010 and2009

The following summarizes our operational highlights during three months ended June 30, 2010:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for three months ended June 30, 2010 and June 30, 2009 (in US Dollars):

	For three months ended June 30,
	2010	2009

Oil revenue	$93,170	$91,089

Net Oil sold (Bbls)	3,684	4,377
Average price of oil sold (per bbl)	$25.29	$20.81
Average production and transportation cost (per bbl)	$119.31	$26.77

During three months ended June 30, 2010, the Company’s domestic oil revenues were up 2.3%, due to oil production decreased by 39.5% and selling price increased of by 23.1%.

The Company’s domestic oil operating expenses increased 355.6%, value increasing from $0.22 million at the prior the three month period ended June 30, 2009 to $0.61 million by June 30, 2010. The increase in marketing and transportation expenses, general and administrative expenses and oil and gas production expense is the primary reason for the overall increase in the operating expenses. Increasing oilfield costs due to necessary workover activity of well No. 130 and the decreased level of production during the period of three months ended June 30, 2010 resulted in higher costs per bbl.

Six Months Ended June, 2010 and 2009

The following summarizes our operational highlights during six months ended June 30, 2010:

The Company’s oil operations consist of its development and production efforts in the Russian Federation. The following table sets forth its domestic oil operating results for six months ended June 30, 2010 and June 30, 2009 (in US Dollars):

	For six months ended June 30,
	2010	2009

Oil revenue	$201,432	$159,505

Net Oil sold (Bbls)	8,771	11,324
Average price of oil sold (per bbl)	$22.97	$14.09
Average production and transportation cost (per bbl)	$93.10	$21.43

During six months ended June 30, 2010, the Company’s domestic oil revenues were up by 26%, due to decreased oil production by 50% and increase of selling price by 65%.

The Company’s domestic oil operating expenses decreased 44.5%, value falling from $0.584 million at the prior the six month period ended June 30, 2009 to $1.13 million by June 30, 2010. The increased marketing and transportation expenses and oil and gas production expense are the primary reason for the overall increase in the operating expenses. Increasing oilfield costs due to workover activity of well No. 130 and the decreased level of production during the period of six months ended June 30, 2010 resulted in higher costs per bbl.

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

Since June 30, 2010, there have been no significant material developments.

Results of Operations achieved during three months ended June 30, 2010 compared to three months ended June 30, 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the three months ended June 30, 2010 of $0.55 million compared to a net loss of $0.12 million for the same period in 2009. Factors contributing to the $0.43 million increase in net loss from three months ended June 30, 2009 to three months ended June 30, 2010 included the following:

•
Oil production net of our interest for three months ended June 30, 2010 was 2,822 Bbls resulting in $93,170 worth of oil sales, at an average wellhead price of $25.29 per Bbls for the three months ended June 30, 2010.

•	In 2009, our net production was 4,677 Bbls resulting in $91,089 worth of oil sales, at an average wellhead price of $20.81.

•	The 39.5% decrease in production volumes resulted from abandonment of oil production by Wells 108, 130 and 133 due to operating necessity of work over activities.

•	The 813.4% increase in oil production expenses was primary due to workover activity necessary for well No. 130.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for three months ended June 30, 2010 increased to $117,557 (44% over three months ended June 30, 2009).

General and administrative expenses increased from $10,825 for the three months ended June 30, 2009 to $80,413 for the three months ended June 30, 2010, due largely to:

•
Increase in salary of officers, audit, legal, advisory and accounting expense due to the Premier Energy Corp. appointed lawyers, auditors and advisers charging additional professional fees associated to compliance with SEC reporting rules and requirements.

Results of Operations achieved during six months ended June 30, 2010 Compared to six months ended June 30, 2009

We generate all of our revenues in Russian Rubles (RUR). Our revenues have been affected by fluctuations in foreign currency exchange rates.

Records of our Proven Oil and Gas Properties as well as other Property, Plant and Equipment have been also affected by fluctuations in foreign currency exchange rates in the US GAAP accounts.

We had net loss from continuing operations for the six months ended June 30, 2010 of $0.95 million compared to a net loss of $0.50 million for the same period in 2009. Factors contributing to the $0.45 million increase in net loss from six months ended June 30, 2009 to six months ended June 30, 2010 included the following:

•
Oil production net of our interest for six months ended June 30, 2010 was 4,861 Bbls resulting in $201,432 worth of oil sales, at an average wellhead price of $22.97 per Bbls for the six months ended June 30, 2010.

•	In 2009, our net production was 9,866 Bbls resulting in $159,505 worth of oil sales, at an average wellhead price of $14.09.

•	The 50.7% decrease in production volumes resulted from abandonment of oil production from Wells 108, 130 and 133 due to operating necessity of work over activities.

•	The 556.2% increase in oil production expenses was primary due to workover activity necessary for well No. 130.

Our marketing and transportation expenses and production taxes (mineral extraction tax) for six months ended June 30, 2010 increased to $205,372 (38% over the six months period ended June 30, 2009).

General and administrative expenses for the six months ended June 30, 2010 decreased to $149,879 (3% lower then for the six months period ended June 30, 2009).

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

Satisfaction of Our Cash Obligations for the Next 12 Months

Unless we receive an imminent infusion of cash either through the sale of equity or debt, we will not be adequately capitalized. There is no guarantee that we will be able to obtain funding or if we do obtain funding that will be on adequate terms to meet our drilling commitments and expected general and administrative expenses for the next twelve months. Further, the capital commitments to undertake the drilling and oilfield construction activities envisaged by the North Kopanskoye Field exploration and development plan, were assessed and estimated by the management to be in the region of $70,000,000 to $73,000,000. Unless the Company is able to raise sufficient capital, the Company will not be able to meet its license obligations and may not be able to continue as a going concern.  If the Company fails to retain its license, it may lose its ability to operate in the Russian Federation.
Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, maintain our business license within the Russian Federation and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Not applicable.

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

PREMIER ENERGY CORP.

Dated: August 23, 2010	By:	/s/ Anton Prodonavic
Anton Prodonavic, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alexey Goleshev
Alexey Goleshev, Chief Financial Officer and Director (Principal Financial and Accounting Officer)