Form 10-Q
period 2010-09-30
PREMIER ENERGY CORP.
filed 2010-12-22
CIK 1408095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes |X| No |  |

As of December 20, 2010, there were 106,194,000 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Consolidated Balance Sheets
		September 30 , 2010	December 31, 2009
	Note	(unaudited)	(audited)
Current Assets:
Cash		$5,550	$441
Accounts and notes receivables, net		-	92,936
Inventories		-	207,532
Prepaid taxes and expenses		-	429,695
Prepaid and other assets		-	18,204
		5,550	748,808
Property, Plant and Equipment:
Proven Oil and Gas properties (successful efforts), at cost		-	8,030,724
Less- accumulated depletion, depreciation and amortization		-	(3,848,448)
Other property, plant and equipment		-	100,702
Less- accumulated depreciation			(89,830)
			4,193,146
Deferred Income tax assets			64,203
TOTAL ASSETS		$5,550	$5,006,157

Current Liabilities:
Accounts Payable and Accrued Expenses	6	$446,361	$686,161
Short term borrowings	4	100,000	522,844
Production taxes payable		-	314,460
Provision for litigations		-	84,872
		546,361	1,608,336
Long-Term Liabilities:
Asset retirement obligations		-	600,115
		-	600,115
TOTAL LIABILITIES		546,361	2,208,451
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none
issued and outstanding			-
Common Stock, $0.0001 par value,
255,000,000 and 250,000,000 shares authorized, 213,600,000 and 210,600,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5	21,360	21,060
Additional Paid-in Capital		10,151,447	10,503,677
Accumulated Deficit		(10,713,618)	(7,392,870)
Accumulated other comprehensive income		-	(334,162)
Total Stockholders’’ Equity (deficit)		(540,811)	2,797,705
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICT)		$5,550	$5,006,157

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDARY

Condensed Consolidated Statements of Operations
 (Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Operating revenues:
Oil and gas production revenue	$-	$139,578	$201,432	$299,083
Other revenue	-	-	-	-
	-	139,578	201,432	299,083
Operating expenses:
Oil and gas production expense	-	69,051	610,808	162,138
Mineral extracton tax	-	46,809	59,569	116,376
Depreciation, depletion and amortizaton	-	79,037	139,607	227,547
Taxes other that income taxes	-	14,829	27,161	43,723
Marketing and transportation expenses	-	62,063	146,163	142,043
General and administrative	80,949	209,381	230,828	364,452
	80,949	481,170	1,214,136	1,056,279

Operating loss	(80,949)	(341,592)	(1,012,704)	(757,196)

Other Income (Expense):
Currency translation gain/(loss)	-	10,809	(8,790)	(22,930)
Loss on disposal of investment in Karbon	(2,286,857)	-	(2,286,857)	-
Other income	-	-	43,409	-
Interest expense	-	(12,072)	(51,489)	(34,953)
	(2,286,857)	(1,263)	(2,303,727)	(57,883)

Loss Before Provision for
Income Taxes	(2,367,806)	(342,855)	(3,316,431)	(815,079)

Benefit(Provision) for Income Tax	-	(3,107)	(4,317)	(26,938)

Net Loss	$(2,367,806)	$(345,962)	(3,320,748)	(842,017)

Loss Per Share
Basic and diluted	$(0.01)	(0.00)	$(0.02)	$(0.00

Weighted Average Number of Shares Outstanding	212,772,013	210,600,000	211,877,778	210,600,000

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARY

Statement of Stockholders’ Equity
For the period January 1, 2010 through September 30, 2010
(Unaudited)

						Accumulated
				Additional	Accumulated	Other
	Comprehensive	Common		Paid-in	Deficit	Comprehensive
	income/(loss)	Stock		Capital		Income	Total

Balance at December31, 2009		210,600,000	$21,060	$10,503,677	$(7,392,870)	$(334,162)	$2,797,705
Common stock issued for legal services		2,000,000	200	-	-	-	200
Net loss for nine months ended September 30, 2010	$(3,320,748)				(3,320,748)		(3,320,748)
Foreign currency translation adjustment	(67,968)					(67,968)	(67,968)
	$(3,388,716)
Common Stock issued for legal and consulting services		1,000,000	100	49,900			50,000
Effect of disposal of Karbon				(402,130)		402,130	-
Balance at September 30, 2010		213,600,000	$21,360	$10,151,447	$(10,713,618)	$-	$(540,811)

See accompanying notes to unaudited consolidated financial statements.

PREMIER ENERGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net (loss)	$(3,320,748)	$(842,017)

Depreciation, depletion and amortization	139,607	227,579
Interest expense	25,153	34,953
Deferred income taxes	4,317	31,856
Currency (gain)/loss	8,790	-
Equity issued in exchange for services	50,200	-
Loss on disposal of Karbon	2,286,857	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(498)	(70,107)
Inventories	91,417	(7,493)
Prepaid expenses and taxes	935	18,919
Prepaid and others assets	(2,898)	(6,770
Accounts payable and accrued expenses	431,020	370,983
Taxes payable	145,946	61,410
Net Cash Flows used in operating activities	(139,902)	(180,687)

Cash flows from investing activities
Payments to Acquire Oil and Gas properties	(482)	(541)
Net cash used in investing activities	(482)	(541)

Cash flows from financing activities
Short-term Borrowings	145,602	213,419
Net cash provided by financing activities	145,602	213,419
Effect of exchange rate changes on cash and cash equivalents	(109)	(31,960
Net increase (decrease) in cash and cash equivalents	5,109	231
Cash and cash equivalents at beginning of period	441	52
Cash and cash equivalents at end of period	$5,550	$283

Supplemental disclosures of cash flow information:
Interest paid	$-	-
Income taxes paid	$-	4,599

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER ENERGY CORP.
AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation, Organization and Business Overview

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

Premier Energy Corp. (“Premier”, and collectively with its subsidiary, the “Company”) was incorporated in the State of Florida on December 26, 2006. The accompanying unaudited condensed consolidated financial statements include the accounts of Premier Energy Corp.  through  September 30, 2010  and its wholly owned subsidiary, KARBON, CJSC through June 30, 2010 (see discussion of  basis of presentation of the Company’s financial statements  below). All significant inter-company balances and transactions have been eliminated in the consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows. Interim results are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Basis of Presentation

Disposition of  Company’s Sole Operating Business

On November 4, 2010, the Company entered into an agreement and release (the “Agreement”) with Auxerre Trading  Limited (“Auxerre”).  Pursuant to the Agreement, the Company disposed of its entire interest in its  subsidiary, Karbon CJSC (“Karbon”), a corporation organized under the laws of the Russian Federation, and Auxerre, owner of  107,406,000 shares of the Company’s  common stock (the “Auxerre Shares”),  representing approximately 51% ownership  of the Company’s  issued and outstanding common shares, returned the Auxerre Shares to the Company for cancellation.  Except for the fact that Auxerre was a shareholder of the Company prior to close, no material relationship exists between Auxerre and the Company and/or its affiliates, directors, officers or any associate of an officer or director.  In addition, Auxerre has released the Company from any claims that it may have and assumed all obligations, liabilities and losses of Karbon (“Existing Liabilities”) and agreed to indemnify the Company from any losses associated with the Existing Liabilities.

As a result of the disposition of the Company’s entire interest in Karbon , the Company’s management has no access or control over Karbon’s accounting records and financial statements effective with periods after June 30, 2010.  Accordingly, the Company  has  elected not presented results of operations, financial position and cash flows attributed to Karbon for the period July1, 2010 through September 30, 2010 in the Company’s accompanying  financial statements for the nine months ended September 30, 2010.

Upon  the disposition of Karbon, the Company has no significant operations or assets and is a shell company as defined in Rule 12b-2 of the Exchange Act

The financial statements included herein as of  September 30, 2010, and for the nine month periods ended  September 30, 2010 and 2009, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim period presented.

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

Note 2 - Summary of significant accounting policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents comprise cash on hand, deposits held with banks, and other short-term highly liquid investments with original maturities of three months or less.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 “Income Taxes.” Under this method, deferred taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred tax assets in the future.

In June 2006, the FASB issued FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the three months ended September 30, 2010.
Starting on January 1, 2009, the combined statutory tax is 20% (Federal and city income tax rates that total 2.0% and a regional income tax rate that varies from 13.5% to 18.0%.

Stock-based Compensation

In April 2010, 2,000,000 shares of common stock were issued to a legal advisor for services to be rendered from April 2010 through December 2010. In September , 2010 , 1,000,000 shares were issued for legal and financial consulting services to be rendered

The Company records stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123R "Share Based Payments"), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Loss per Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

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

The Company’s short-term debt is the only item that is subject to SFAS 157 in the amounts of $100,000 at  September 30, 2010.

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

Recent accounting pronouncements

The company has evaluated all the recent accounting pronouncements through December 10, 2010 and believes that none of them will have a material effect on the company's financial statements.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010, the Company had not yet achieved profitable operations giving rise to substantial doubt as to the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon:
(i) raising additional capital to fund operations and to complete the recapitalization,and
(ii) ultimately, the achievement of profitable operations.

Management is currently contemplating several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Note 4 -  Borrowings

The Company borrows operating funds under several loans agreements with non-financial institutions:

	As of September 30, 2010 (unaudited)	As of December 31, 2009

Interest free, unsecured loans from RossGas, LLC a related party (debt is repayable on mutual consent)		$118,667
Interest free, unsecured loans from Vlasov N.V. a related party (debt is repayable on mutual consent)		84,314
Interest free, unsecured loans from Galazov A.A. a related party (debt is repayable on mutual consent)		102,830
8%, Unsecured loans from Auxerre trading Ltd. a related party (debt is repayable on March 2, 2011)	100,000	-
Interest free, unsecured loans from ZRV Consulting, Inc. a related party (debt is repayable on mutual consent)	-	2,350
Interest free, unsecured loan from Tintrade Limited		200,000
Interest free, unsecured loans from members of staff	-	14,683
	$100,000	$522,844

Note 5 - Stockholders' Equity

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

On April 16, 2010, the Company filed a Form S8 Registration Statement (File No. 333-166113) registering 5,000,000 shares of common stock issuable under its 2010 Incentive Stock Plan  In April 2010, 2,000,000 shares of common stock were issued to a legal advisor for services to be rendered from April 2010 through December 2010. In September 2010, 1,000,000 shares of the Company’s common stock were issued for legal and consulting services to be rendered to the Company from September 2010 through December 2010. The fair value of  the shares issued was charged to operations .

On November 4, 2010, the Company entered into an agreement and release (the “Agreement”) with Auxerre Trading  Limited (“Auxerre”).  Pursuant to the Agreement, the Company disposed of its entire interest in its  subsidiary, Karbon CJSC (“Karbon”), a corporation organized under the laws of the Russian Federation, and Auxerre, owner of  107,406,000 shares of the Company’s  common stock (the “Auxerre Shares”),  representing approximately 51% ownership  of the Company’s  issued and outstanding common shares, returned the Auxerre Shares to the Company for cancellation (see Note 7)

Note 6- Commitments

Employment Agreements

Dr. Anton  Prodanovic

On October 16, 2008, the Company entered into an employment agreement with Dr. Anton  Prodanovic. Under the terms of the 24 month agreement, he will serve as Chief Executive Officer. In addition, during the term of the agreement we agreed to cause him to be successively nominated for election to the Board of Directors. As compensation, the Company agreed to pay Dr. Prodanovic an annual base salary of $100,000, which such base is subject to annual merit review and increase as deemed appropriate by the Board, together with bonus compensation in amounts as may be determined by the Board. The Company has agreed to issue Dr. Prodanovic options to purchase 200,000 of our common stock. As of  September  30, 2009 the Options have not be granted and the Company is currently negotiating the terms. He is also entitled to participate in such benefit packages as we provide to similarly situated employees, four weeks paid vacation and 10 paid holidays. The agreement contains customary provisions related to non-compete, confidentiality, non-solicitation and invention assignment. As of  September  30, 2010 the Company recorded accrued salary of $ 158,333 and is included in the accompanying financial statements as an accrued expense.

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

Dr. Prodanovic, in addition to his duties as the Company’s President and Chief Executive Officer,  was appointed the Company’s Chief Financial Officer on November 4, 2010

Alexey Goleshev

On February 27, 2009, the Company entered into an employment agreement with Alexey Goleshev. Under the terms of the agreement, Mr. Goleshev  served as Chief Financial Officer and a member of the Company’s Board of Directors. As of September  30, 2010 the Company recorded accrued salary of $25,000 and is included in the accompanying financial statements as an accrued expense.

On December 21, 2010, Mr. Goleshev was terminated as a director and an officer effective November 4, 2010.

Bosko Popovic

On February 27, 2009, the Company entered into an employment agreement with Bosko Popovic. Under the terms of the agreement, Mr. Popovic  served as Chief Operating Officer and a member of  the  Company’s Board of Directors . As of  September  30, 2010 the Company recorded accrued salary of $25,000 and is included in the accompanying financial statements as an accrued expense.

On December 21, 2010, Mr. Popovic was terminated as a director and an officer effective November 4, 2010.

Aslanbi Kodzokov

On February 27, 2009, the Company entered into an employment agreement with Aslanbi Kodzokov. Under the terms of the agreement, Mr. Kodzokov  served as the Company  Secretary and a member of the Company’s Board of Directors . As of  September  30, 2010 the Company recorded accrued salary of $25,000 and is included in the accompanying financial statements as an accrued expense.

On December 21, 2010, Mr. Kodzokov was terminated as a director and an executive officer effective November 4, 2010.

Note 7 - Subsequent events

On November 4, 2010, the Company entered into an agreement and release (the “Agreement”) with Auxerre Trading  Limited (“Auxerre”).  Pursuant to the Agreement, the Company disposed of its entire interest in its  subsidiary, Karbon CJSC (“Karbon”), a corporation organized under the laws of the Russian Federation, and Auxerre, owner of  107,406,000 shares of the Company’s  common stock (the “Auxerre Shares”),  representing approximately 51% ownership  of the Company’s  issued and outstanding common shares, returned the Auxerre Shares to the Company for cancellation.  Except for the fact that Auxerre was a shareholder of the Company prior to close, no material relationship exists between Auxerre and the Company and/or its affiliates, directors, officers or any associate of an officer or director.  In addition, Auxerre has released the Company from any claims that it may have and assumed all obligations, liabilities and losses of Karbon (“Existing Liabilities”) and agreed to indemnify the Company from any losses associated with the Existing Liabilities.

As a result of the disposition the Company has no significant operations or assets and is a shell company as defined in Rule 12b-2 of the Exchange Act

On December 21, 2010, the Company agreed to issued its professional advisors  an aggregate of 23 millions of shares of common stock to be registered on a Form S-8 Registration Statement 90 days after the Company is no longer considered a shell company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management,

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Disposition of  Company’s Sole Operating Business

On November 4, 2010, the Company entered into an agreement and release (the “Agreement”) with Auxerre Trading  Limited (“Auxerre”).  Pursuant to the Agreement, the Company disposed of its entire interest in its  subsidiary, Karbon CJSC (“Karbon”), a corporation organized under the laws of the Russian Federation, and Auxerre, owner of  107,406,000 shares of the Company’s  common stock (the “Auxerre Shares”),  representing approximately 51% ownership  of the Company’s  issued and outstanding common shares, returned the Auxerre Shares to the Company for cancellation.  Except for the fact that Auxerre was a shareholder of the Company prior to close, no material relationship exists between Auxerre and the Company and/or its affiliates, directors, officers or any associate of an officer or director.  In addition, Auxerre has released the Company from any claims that it may have and assumed all obligations, liabilities and losses of Karbon (“Existing Liabilities”) and agreed to indemnify the Company from any losses associated with the Existing Liabilities.

As a result of the disposition the Company has no significant operations or assets and is a shell company as defined in Rule 12b-2 of the Exchange Act

Plan of Operations

The Company’s plan of operations for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

The Company’s purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

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

Accounting for disposition of Karbon

As previously disclosed, on November 4, 2010, the Company disposed of  its entire interest in  Karbon , its sole operating business and previously consolidated subsidiary. As a result of the disposition of the Company’s entire interest in Karbon , the Company’s management has no access or control over Karbon’s accounting records and financial statements.

Accordingly, the Company  has  elected not presented results of operations, financial position and cash flows attributed to Karbon for the period July1, 2010 through September 30, 2010 in the Company’s accompanying  financial statements for the nine months ended September 30, 2010.

Our significant accounting policies are discussed in Note Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 Financial Statements.

New Accounting Policies

The company has evaluated all the recent accounting pronouncements through  December 12, 2010 and believes that none of them will have a material effect on the company's financial statements.

Results of Operations

The following discussion and analysis summarizes the results of operations of the Company for the nine  month and three month periods ended September 30, 2010 and 2009.

Comparison  of Three Months Ended September 30, 2010 and 2009

The Company has not conducted any active operations since  disposal of Karbon , the Company’s sole operating business in November 2010, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any future revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Accordingly a comparison of  results of operations for the  three months ended September 30, 2010 and 2009 is not meaningful

Net loss for the three months ended September 30, 2010 and 2009 was $2,367,806 and $ 345,962, respectively, an increase of $ 2,021,844. The net loss for the three months ended September 30, 2010  is comprised of the loss on disposal of Karbon of $ 2,286,857 and corporate general  and administrative  expenses of  $80,949 .

Comparison  of Nine  Months Ended September 30, 2010 and 2009

The Company has not conducted any active operations since  disposal of Karbon , the Company’s sole operating business in November 2010, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any future revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Accordingly a comparison of  results of operations for the  nine months ended September 30, 2010 and 2009 is not meaningful

Net loss for the nine months ended September 30, 2010 and 2009 was $ 3,320,748 and $842,017, respectively , an increase of $2,478,731. The net loss for the nine months ended September 30, 2010  is comprised of a loss on  the disposal of Karbon of $2,286,857 and approximately $950,000 of operating  losses through June 30 2010.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At September 30, 2010, the Company had cash of $ 5,550 and working capital deficiency  of $ 540,811.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Our registered independent certified public accountants have stated in their report dated April 14, 2010  that we have incurred operating losses in the last two years, and have a  significant working capital deficit. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Inflation

Our opinion is that inflation has not had a material effect on our operation.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of  September  30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended  September  30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Not applicable.

Item 5.  Other Information

On December 21, 2010, the Company agreed to issue its professional advisors an aggregate of 23 millions of shares of common stock to be registered in a Form S-8 Registration Statement 90 days following the Company is no longer considered a shell company.

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

PREMIER ENERGY CORP.

Dated: December 22, 2010	By:	/s/ Anton Prodonavic
Anton Prodonavic, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)